Form 10-K
period 2025-12-31
Morningstar, Inc.
filed 2026-02-13
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2025 was $8.3 billion. As of February 6, 2026, there were 39,583,760 shares of the registrant's common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the registrant's fiscal year ended December 31, 2025, are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Our Mission

Our mission is to empower investor success. We deliver connected data, independent research, investor-first tools, and long-term portfolio strategies with a focus on removing frictions that can slow decisions, cloud markets, and drive up costs.

Our Business

Morningstar, Inc. is a leading global provider of independent investment insights. Our core competencies are data, research, design, and technology, and we employ each of these to create products built on the depth and breadth of our data that are designed to clearly convey complex investment information. We offer a variety of products and solutions that serve a wide range of market participants.

We structure our business to help investors in three key areas:

Through our Morningstar Direct Platform and PitchBook segments and Morningstar Sustainalytics products, our customers can access a wide selection of investment data, research, ratings, and tools on our proprietary desktop or web-based software platforms; through direct data feeds and application programming interfaces (APIs); and via artificial intelligence (AI) integrations, which offer AI-ready access to data, research, and capabilities through Model Context Protocol (MCP) and intelligent agents. We also offer access via third parties in our alliances and redistributors customer segment.

Through our Morningstar Wealth and Morningstar Retirement segments, we provide investment management services to individuals and advisors, with approximately $378.0 billion in assets under management and advisement (AUMA) as of December 31, 2025. In addition, we offer a broad range of indexes that can be used as performance benchmarks and as the basis for investment products and other portfolio strategies through our Morningstar Indexes products.

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

Morningstar Direct Platform

Morningstar Direct Platform provides investors comprehensive data, research and insights, and investment analysis to empower investment decision-making. Morningstar Direct Platform includes Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation, products that are designed to provide seamless access to Morningstar's managed investment, public equities, and fixed-income data, with a focus on making the work of portfolio managers, product developers, marketers, advisors, and analysts more efficient and effective.

In 2025, we updated the composition of the key product areas (Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation) within the Morningstar Direct Platform segment. There were no changes to the overall composition of the Morningstar Direct Platform segment.

Morningstar Data licenses and delivers Morningstar’s data, research, and analytics to asset managers, redistributors, and wealth managers. Morningstar Data is used to power critical applications and workflows with the goal of empowering investor success. Our global offerings, which span managed investments (including mutual funds, exchanged traded funds (ETFs), separate accounts, collective investment trusts, and model portfolios), equities, and fixed-income securities, are enriched with proprietary analytics and intellectual property for actionable insights and easy comparison across asset classes. In addition, our application programming interface (API) and AI integrations provide access to more complex capabilities such as portfolio calculations and analytics, investment screening, and investment-level AI Insights.

We distribute our proprietary statistics and research, including Morningstar Category, Style Box, Morningstar Rating and Medalist Ratings, via licensed data feeds. We also offer a wide range of other data sets, including investment performance, risk analytics, full historical portfolio holdings, operations data (such as managed investments’ fees and expenses), cash flows, financial statement data, consolidated industry statistics, and investment ownership.

We offer flexible delivery to meet a wide range of customer needs:
•Data feeds: Flexible, high-volume delivery in formats such as CSV, XML, JSON, and Excel.
•APIs: Robust, secure APIs that can integrate into client workflows and support large-scale processing.
•AI integrations: AI-ready access to data, research, and capabilities through MCP and intelligent agents.

In 2025, we updated the composition of the Morningstar Data key product area to reflect the breadth of Morningstar Direct Platform’s research and data products. Morningstar Data’s largest products include managed investment data, Morningstar Essentials, exchange market data, equity data, Direct Web Services, and research distribution.

In 2025, Morningstar Data focused on delivering Morningstar’s data, research, and insights through AI platforms and integrations:
•Direct Web Services introduced the AI Insights API, which provides generative AI summaries of the key characteristics of funds and equities, including Morningstar intellectual property such as ratings, fair value, and economic moat.
•We launched the Morningstar MCP server, providing turnkey AI-connectivity of Morningstar data, research, and functionality including investment screening and fund holding lookups.
•We completed integrations of the Morningstar MCP server into Anthropic’s Claude for Financial Services, Microsoft Foundry and Copilot Studio, and OpenAI’s ChatGPT.

Clients license Morningstar Data for transparent product development, investor communications, research, regulatory reporting, and analytics. Demand for Morningstar Data is rising as clients build digital solutions, prepare for regulatory requirements, and incorporate AI and automation into their workflows.

Markets and Competition

Morningstar Data's largest markets are North America and Europe.

Our key global competitors include:
•FE fundinfo and LSEG (Refinitiv) for mutual fund data. We also compete against smaller players that focus on local or regional information.
•Bloomberg, FactSet, LSEG (Refinitiv), and S&P Global for market and equity data.

Revenue Model and Renewal Rates

Pricing is based on the data package being licensed, the level of distribution, and the use case.

We estimate that the annual revenue renewal rate for Morningstar Data was 101% in 2025. We estimate that the annual revenue renewal rate for Morningstar Data in 2024 was 99%, reflecting the retroactive application of the updated product area composition and the revised annual renewal rate methodology explained in more detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Business.

Morningstar Direct is an investment analysis and reporting application that delivers data and analytics across asset classes and streamlines report creation and distribution to client-facing groups and internal teams. Built on Morningstar's global database of registered and non-registered securities and data from third-party providers, the application helps asset managers with market research, product positioning, competitive analysis, and distribution strategies. Wealth managers use the tool to assist with manager research, fund selection, and the construction, monitoring, and distribution of model portfolios. In 2025, we updated the composition of the Morningstar Direct key product area to include revenue attributable to the reporting application, which had not been included in prior periods.

We enhanced Morningstar Direct in 2025 by expanding access via a browser (now available at direct.morningstar.com1) and offering improved core workflows, which included the introduction of more flexible portfolio comparison and refreshed browser-based performance reporting. We also introduced AI-powered capabilities—such as personalized investment insights, generative text highlighting risk model exposures, and Python code generation—alongside a richer private capital fund dataset (including proxies) to enable integrated analysis across public and private holdings in one place. In addition, we launched Investment Discovery with expanded coverage of interval funds, tender offer funds, unlisted real estate investment trusts, and unlisted business development companies; upgraded the homepage with customizable modules and workflow shortcuts; and broadened equity analysis with enhanced estimates, transcripts, trend analysis, and filings-based data auditing.

Markets and Competition

Morningstar Direct's primary markets are North America and Europe.

Its key global competitors are Bloomberg, eVestment Alliance, FactSet Research System’s Cognity and SPAR, and LSEG's (Refinitiv) Eikon.

Revenue Model and Renewal Rates

Pricing is simplified to a license-based model that eliminates charges for add-on features in an effort to maximize customer experience and allow users to extract value.

We estimate that our annual revenue renewal rate for Morningstar Direct was approximately 104% in 2025. We estimate that the annual revenue renewal rate Morningstar Direct in 2024 was 106%, reflecting the retroactive application of the updated product area composition and the revised renewal rate methodology. The decline in the Morningstar Direct renewal rate was primarily driven by license consolidation with existing clients.

1 Information in any websites referenced herein are not incorporated by reference into this report.

Morningstar Advisor Workstation includes Advisor Workstation and Direct Advisory Suite, the newest advisor experience, which was launched in January 2025 with an updated modern interface built for the advisor workflow. Through Morningstar Advisor Workstation, we offer a connected suite of tools spanning proposal creation, investment research, investment planning, and more, which are powered by Morningstar’s data, research, investor profiling tools, and robust portfolio analytics. These tools are designed to help our customers provide great advice to their clients. In 2025, we updated the composition of the Morningstar Advisor Workstation key product area to exclude revenue attributable to Annuity Intelligence, a small, non-core product.

As we've reached new advisors with Direct Advisory Suite in 2025, we’ve also worked to upgrade the existing Advisor Workstation user base to the new platform. In addition to giving advisors access to Morningstar’s robust research and editorial content, the upgrade provides users with access to Direct Advisory Suite’s modern intuitive interface, additional datasets, and new capabilities. These expanded capabilities include customized digital reporting, security comparison, charting, as well as AI-assisted workflows such as:
•Intelligent Import, a tool that extracts, recognizes, categorizes, and maps portfolios and holdings data from client statements, removing the need for manual data entry;
•Natural language screening that enables users to initiate investment searches using conversational queries; and
•Portfolio talking points that analyze a portfolio’s risk fit, investment quality, asset allocation, and more using Morningstar’s data and research.

Markets and Competition

Morningstar Advisor Workstation is offered in the US and Canada, reaching more than 225 firms and 170,000 advisors.

Competitors for Morningstar Advisor Workstation include CapIntel, FactSet, Kwanti, Nitrogen (formerly known as Riskalyze), and YCharts. Increasingly, broker/dealers and custodians are also building their own internal tools and attempting to bring their advisors’ practice management tools in-house, as with Pershing’s Wove platform.

Revenue Model

Morningstar Advisor Workstation generates license-based revenue and is primarily sold through an enterprise contract for retail advisors, which allows them to build and maintain a client portfolio database that can be connected to the home-office firm’s back-office technology and resources. We can also license single seats for individual advisors.

Annual revenue renewal rates for 2025 are not currently available in light of ongoing updates to our billing system and a product transition.

PitchBook

PitchBook provides investors with access to what we believe is one of the most comprehensive collections of private market data and insights, complemented by Morningstar’s data and research on public equities. PitchBook’s data, research, and tools are delivered primarily through the PitchBook platform, an integrated solution for professionals globally who allocate, deploy, or advise on capital. Our platform combines data, proprietary research, and advanced AI-driven tools to deliver insights across private and public markets. Through the PitchBook platform and our direct data products, which deliver data via à la carte channels including APIs and data feeds, we offer the following capabilities:
•Comprehensive, timely data coverage: PitchBook tracks millions of private and public companies, investors, funds, deals, loans, and executives.
•Integrated research: PitchBook’s research team provides research and analytics on private equity, venture capital, credit, M&A, and managed vehicles, with full-time analyst coverage across 30 sectors and emerging technology practice areas and more than 2,400 research reports published in 2025. Additionally, its quantitative research function provides a comprehensive suite of performance measurement, risk, and predictive analytics tools, including investable indexes, fund benchmarks, portfolio forecasting models, and liquidity and risk assessments. PitchBook’s research center also features Morningstar’s public equity research, covering approximately 1,600 companies using a consistent, proprietary methodology that focuses on fundamental analysis, competitive advantage assessment, and intrinsic value estimation.

•Analytical and workflow tools: The platform includes advanced search, market intelligence dashboards, benchmarking, fund performance analytics, portfolio monitoring, and other features designed to surface relevant insights and simplify decision-making. AI-enabled experiences such as PitchBook Navigator leverage data proprietary research, and models to support conversational search, summaries, trend analysis, and due diligence workflows.
•Software extensions and integrations: Clients can embed data directly into existing workflows through mobile applications, CRM integrations, and Excel and PowerPoint plug-ins, as well as integrations with enterprise AI providers.
•IP tools and proprietary methodologies: PitchBook develops proprietary methodologies and machine learning models, including the VC Exit Predictor, Manager Performance Scores, specialized industry indexes, private market barometers, and emerging technology indicators.

PitchBook serves a broad client base that includes private equity and venture capital firms, asset managers, limited partners, investment banks, private credit investors, corporations, and professional service providers. As of December 31, 2025, we served approximately 10,200 client accounts and 113,451 licensed users.

In 2025, PitchBook expanded its private credit capabilities through the acquisition of Lumonic Inc. (Lumonic), a portfolio monitoring and management solution built for institutional investors. Lumonic extends PitchBook’s offerings beyond deal sourcing and deal execution to ongoing portfolio monitoring, risk assessment, and performance analysis. The acquisition is expected to strengthen end-to-end workflows for credit-focused investors and support future AI-enabled monitoring capabilities.

We remained focused on enhancing the user experience and improving operational efficiency through AI. These efforts included the following activities in 2025 and through early February 2026:
•Scaling AI and human insight: We continued to responsibly deploy and enhance our AI-powered data collection and ingestion processes with independent standards and human-in-the-loop governance focused on improving coverage, reliability, and processing speed while maintaining methodological consistency and data quality.
•Embedding AI in workflows to accelerate insight generation and decision making: We integrated AI into tools such as PitchBook Navigator, Profile and Investor Summaries, Transcript Summaries, the VC Exit Predictor and most recently, PitchBook’s Valuation Estimates, a first of its kind, machine-learning-driven solution that delivers independent, data-driven valuation estimates for thousands of companies.
•Expanding delivery of data and intellectual property, broadening access to differentiated data and intellectual property through integrations with leading enterprise AI applications and large language model (LLM) providers.
◦PitchBook was among the first private capital market intelligence providers to collaborate directly with Anthropic and OpenAI allowing PitchBook users to access the full depth of PitchBook’s differentiated private market data within the LLMs.
◦We introduced collaborations with purpose-built AI platforms for financial services including Hebbia and Rogo to integrate PitchBook’s data to automate analytical tasks such as market research, valuation comparisons, and financial modeling.

Markets and Competition

PitchBook’s largest markets in 2025 continued to be North America and Europe, with growing adoption in the Asia-Pacific (APAC) region and other international markets.

We compete with providers of private market data, research, and workflow tools. Key competitors include Beauhurst, FactSet, MSCI, Preqin (a division of BlackRock), Refinitiv, S&P Global Market Intelligence, and smaller or specialized data providers. Competitors are assessed based on a number of factors, including data breadth and depth, quality, timeliness, user experience, global coverage, and integration of data and workflows.

Revenue Model and Renewal Rates

Pricing for the PitchBook platform is primarily based on the number of licensed users, with customized pricing available for large enterprises, boutique firms, and startup clients. Direct data products, including APIs and data feeds, are priced according to data volume, refresh requirements, and technical specifications.

In 2025, we estimate that our annual revenue renewal rate for PitchBook platform and direct data product combined was approximately 103%, compared with 108% in 2024. The decline primarily reflected softness in our corporate client segment, including higher churn and lower expansion activity, as well as reduced expansion activity in our core client segments. Prior to 2025, we reported the annual revenue renewal rate for PitchBook platform on a standalone basis.

Morningstar Credit

Morningstar Credit provides investors with credit ratings, research, data, and credit analytics solutions that, we believe, contribute to the transparency of international and domestic credit markets. Morningstar Credit includes Morningstar DBRS and Morningstar Credit Analytics (MCA).

Morningstar DBRS is one of the top four rating agencies worldwide, generating revenue from providing independent credit ratings on financial institutions, corporates, sovereigns, and various structured finance instruments, such as asset-backed securities (ABS), residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), and collateralized loan obligations (CLOs). The credit analysis and the assignment of credit ratings can take place on issuance of new bonds or on a continuous basis for existing credit exposures. The fees to the issuer are based on the type of issuance, the size of the transaction, and the complexity of the analysis. In addition to ratings and research opinions, Morningstar Credit also offers data products derived from its ratings activities and analytical tools. These include ratings data feeds that can be integrated into companies’ internal databases, web-based research, and analytical tools. We estimate that the global ratings market totaled approximately $11.8 billion for the trailing 12 months ended September 30, 2025.

As of December 2025, we rated more than 4,000 issuers and 60,000 securities worldwide, providing independent credit ratings for financial institutions, corporate and sovereign entities, and structured finance products and instruments.

MCA completed its acquisition of Dealview Technologies Limited (DealX), a provider of standardized US CMBS and global CLO data in March 2025. This acquisition is expected to enhance MCA’s analytics in the structured finance sector and expand its reach in the private credit and leveraged loan markets.

In October 2025, Morningstar DBRS entered the APAC market with the opening of an office in Sydney, Australia. Morningstar DBRS has been rating international offerings of APAC issuers for approximately 25 years, and the Sydney office will bring its full range of services closer to clients and investors in the area.

Markets and Competition

In 2025, Morningstar Credit's largest markets by revenue were the US, followed by Canada and Europe, Middle East, and Africa (EMEA).

Morningstar Credit's competitors include Fitch Ratings, Kroll Bond Rating, Moody’s Ratings, and S&P Global Ratings.

Revenue Model

Morningstar Credit generates revenue from the assignment of credit ratings on the issuance of new bonds and via recurring revenue primarily derived from surveillance and research. Fees payable by the issuer are based on the type of issuance, the size of the transaction, and the complexity of the analysis.

Morningstar Credit also generates license-based revenue from its data feeds.

Morningstar Wealth

Morningstar Wealth brings together Investment Management, which includes Morningstar Model Portfolios and the International Wealth Platform, and our individual investor platform and media site, Morningstar Investor/Morningstar.com. Our offerings include professionally managed investment products built on Morningstar’s independent research, platform capabilities that streamline workflows, and tools that support scalable, personalized advice for advisors. We also offer access to Morningstar research and tools for self-directed investors.

In February 2025, we announced plans to retire Morningstar Office, our practice and portfolio management software for registered investment advisors (RIAs). The transition of clients to SS&C's Black Diamond and alternative platforms is underway and is expected to be completed in early 2026. In 2025, we also completed the retirement of our US Morningstar Wealth Turnkey Asset Management Platform (TAMP) following the sale of customer assets to AssetMark in 2024.

Investment Management’s flagship offering is Morningstar Model Portfolios (also referred to as Morningstar® Managed Portfolios), an advisor service consisting of model portfolios designed for fee-based financial advisors. We offer multi-asset model portfolios and separately managed account strategies constructed using mutual funds, ETFs, and individual securities to meet defined investment horizons, risk parameters, and targeted outcomes.

Morningstar Model Portfolios are available through two core distribution channels: strategist models on third-party managed account platforms; and the Morningstar International Wealth Platform, primarily offered in the UK, which offers fee-based discretionary asset management services. The International Wealth Platform features digital onboarding, customizable advisor portals, multi-portfolio management, and AI-driven insights. As of December 31, 2025, Investment Management AUMA totaled $72.8 billion.

Additional offerings include institutional asset-management and asset-allocation services for asset managers, broker/dealers, and insurance providers.

In 2025, net flows were approximately $2.0 billion across Investment Management including Morningstar Model Portfolios and assets on the International Wealth Platform invested in third-party model portfolios.

Markets and Competition

Investment Management's core markets are the US, Australia, UK, and South Africa.

Our competitors vary by product and geography:
•Our key model portfolio offering competitors are BlackRock, Capital Group, and Clark Capital in the US. We face competition from Brooks Macdonald, LGT Wealth Management, and Tatton in EMEA, and Elston, Lonsec, and Russell in Australia.
•Our key competitors for the Morningstar International Wealth Platform include abrdn, Aviva, Nucleus, and Parmenion.
•We also compete with in-house research teams at independent broker/dealers who build proprietary portfolios for use on brokerage firm platforms, as well as other RIAs that provide investment strategies or models on these platforms.

Revenue Model

Investment Management revenue is primarily asset-based, with pricing dependent on the distribution channel and the products contained within the portfolios.

Investment Management
Assets Under Management/Advisement ($bil)

52.2
50.9
55.5
62.3
72.8
2021
2022
2023
2024
2025

	2021	2022	2023	2024	**2025**
Morningstar Model Portfolios	32.4	32.6*	38.7*	43.8*	**51.8***
Institutional Asset Management	11.8	9.8	7.7	7.0	**5.9**
Asset Allocation Services	8.0	8.5	9.1	11.5	**15.1**

* Starting in 2022, includes assets on the International Wealth Platform invested in third-party model portfolios. Excluding these assets, assets in Morningstar Model Portfolios would have declined 13.0% in 2022 compared with the prior year, reflecting the broad decline in global markets that year.

Products for individual investors include Morningstar.com and Morningstar Investor. Morningstar.com is our primary media site, providing independent news, analysis, and educational content produced by Morningstar’s editorial and research teams.

Our Morningstar Investor offering provides transparency into investment choices through research and tools to enable investors to make informed decisions about their portfolios.

Markets and Competition

Morningstar.com primarily competes with trading platforms that concurrently offer research and investing advice, such as E*Trade, Fidelity, and Schwab.

As of December 31, 2025, there were 96,791 paid Morningstar Investor members in the US plus an additional 8,135 Morningstar Investor members across other global markets.

Revenue Model

Morningstar.com revenue is derived from ad sales. Our advertising business is entirely sold directly to clients, allowing us to build meaningful relationships with our advertisers, maintain pricing, and help us protect the integrity of our brand.

We charge a monthly or annual subscription fee for Morningstar Investor.

Morningstar Retirement

Morningstar Retirement’s primary offerings include managed retirement accounts (MRA), fiduciary services, and custom models.

MRA represented more than half of Morningstar Retirement AUMA and accounted for the majority of revenue in 2025. Morningstar Retirement offers three managed account types—Retirement Manager (branded), white-labeled, and advisor managed—designed for various distribution channels. Defined contribution (DC) retirement plans are the predominant users of the three managed account types, although they can also be used with individual retirement accounts (IRAs). Managed accounts provides retirement plan participants with personalized investment and savings advice. With Retirement Manager, Morningstar Retirement serves as the fiduciary and the service uses our user experience, engines, and portfolio-management capabilities. Advisor managed accounts gives advisory firms more control over the design of the underlying investment portfolios, while white-labeled managed accounts gives recordkeepers the opportunity to serve as the fiduciary and to own the look and feel of the service while leveraging our engines and investment expertise.

Fiduciary services was the second-largest Morningstar Retirement product by revenue in 2025, accounting for approximately a quarter of overall AUMA. Through this offering, we help plan sponsors and advisors deliver high-quality retirement plan lineups while assuming the vast majority of the operational and fiduciary burdens. We also manage lineups within Pooled Employer Plans as well as within Plan Advantage, our practice management platform for advisors.

Custom models was Morningstar Retirement's third-largest product in 2025. We offer two primary services. We design scalable solutions that help recordkeepers offer their clients more customized target maturity and risk-based models for their smaller retirement plan lineups. We also provide custom model services directly to large plan sponsors, creating target date models that are designed around a plan’s participant demographics and investment menus.

As of December 31, 2025, Morningstar Retirement AUMA totaled $305.2 billion.

We primarily reach individual investors through DC plans offered by their employers. Recordkeepers, plan sponsors, advisors, consultants, and asset managers are our primary distribution channels. During 2025, we added around 290 retirement plans and 17,000 participants across the 26 RIAs and four asset managers on our advisor managed accounts network. As of December 31, 2025, we served a total of 95 retirement service providers, broker dealers, asset managers, plan sponsors and RIAs, representing approximately 298,000 plans and 2.3 million managed accounts participants.

Markets and Competition

Our main focus geographically is the US, a retirement market that continues to demonstrate healthy growth.

Our competitors vary by product and include:
•Managed accounts: Edelman Financial Engines, Fidelity, and SMART
•Fiduciary services: Envestnet, Leafhouse, Mesirow Financial, and Wilshire
•Custom models: Retirement plan consulting firms

Revenue Model

Pricing is asset-based and depends on the level of services offered (including the degree of fiduciary responsibility Morningstar Retirement is assuming under the Employee Retirement Income Security Act, or ERISA), the number of participants, the level of systems integration required, total AUMA, and the availability of competing products.

Corporate and All Other

Corporate and All Other includes unallocated corporate expenses as well as financial results from Morningstar Sustainalytics and Morningstar Indexes.

Morningstar Sustainalytics provides environmental, social, and governance data, research, and ratings to institutional investors globally, covering equity, fixed income, and sovereign asset classes, designed to support clients’ investment selection and reporting, risk management, and climate strategies. Our offerings include our flagship ESG Risk Ratings that help investors assess financially material risks that could affect the long-term performance of their investments, the Morningstar Sustainalytics Low Carbon Transition Ratings (LCTR) which provide a forward-looking, science-based evaluation of a company’s alignment with a net-zero pathway, as well as data that supports clients in meeting regulatory reporting requirements. Investors can also use our data to personalize their portfolios by choosing to overweight, underweight, or limit their exposure to a wide range of factors.

In 2025, we expanded our climate data and introduced an "enhanced controversies" solution based on a dual scoring system that incorporates a risk signal, which aligns controversies with potential financial risks, and an impact signal, which assesses the severity, scope, and remediation efforts related to an incident. We also focused on enhancing the client experience through efforts to improve the accuracy and reliability of our indicator data and introduced a new client support model.

In January 2026, we announced our plans to retire our second-party opinions product by the end of the first quarter as part of a broader effort to sharpen Morningstar Sustainalytics’ focus on its core data, research and ratings businesses.

Markets and Competition

In 2025, Morningstar Sustainalytics' largest markets were EMEA and North America.

Key competitors for Morningstar Sustainalytics include ISS STOXX, MSCI, and S&P Global.

Revenue Model and Renewal Rates

Morningstar Sustainalytics operates on a subscription-based pricing model (recurring revenue) for data and research products, which accounted for a significant majority of its revenue in 2025.

We estimate that our annual revenue renewal rate for Morningstar Sustainalytics' license-based products was approximately 93% in both 2024 and 2025 reflecting the revised renewal rate methodology.

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

In 2025, Morningstar Indexes introduced several new product innovations, particularly in the private markets and thematic research space. On February 2, 2026, Morningstar completed its acquisition of the Center for Research in Security Prices, or CRSP, from the University of Chicago. This acquisition is expected to significantly enhance our index and data capabilities.

Markets and Competition

In 2025, Morningstar Indexes’ largest markets were North America and EMEA.

Key industry competitors include Bloomberg Indices, FTSE Russell, MSCI, and S&P Dow Jones Indices.

Revenue Model

We license Morningstar Indexes to numerous institutions to use as the basis for ETFs, mutual funds, derivatives and separately managed accounts. Firms license Morningstar Indexes for product creation (where we typically receive the greater of a minimum fee or basis points tied to assets under management) and data licensing (where we typically receive annual licensing fees). In both cases, pricing varies based on the level of distribution, the type of user, and the specific indexes licensed. In addition, Morningstar Indexes offers index calculation and administration services through its index services.

Our Strategy

Our strategy is to deliver insights and experiences that make us essential to the investor workflow.

We are currently focused on the following five strategic priorities:

•Win for Investors: Deliver differentiated insights and solutions that make us essential to investors by emphasizing research as the company’s research & development (R&D) engine.
•Lead in AI to Empower Investor Success: Make Morningstar AI-native, rethinking capabilities and processes to greatly improve the speed and quality of insights and experiences essential to the investor workflow.
•Own the Language of Markets: Become the trusted universal language for public and private markets.
•Scale for Impact: Drive operational excellence and scalability to support profitable growth.
•Build an Exceptional Culture: Foster a workplace where every employee is empowered to make a difference and act with integrity.

Our People

At Morningstar, our people are one of our most important assets. We aim to foster an environment where the people who power our mission know their ideas are welcome, their voices are heard, and their contributions are rewarded.

Our human capital management efforts are managed by our chief people officer and implemented with support from leaders across the company, with oversight from our chief executive officer (CEO) and board of directors. The compensation committee of our board of directors approves incentive plan design and performance goals and reviews emerging compensation policies, practices, and potential risks. In addition, human capital management efforts are implemented by leaders across the company.

We seek to align our employees around Morningstar’s values as we use them to guide our business. This shared set of values is: Champion the Investor; Dream Big, Drive Change; Execution is Everything; Growth Mindset; and One Team.

Our Teams

We believe the collective mix of our different backgrounds and experiences makes us a stronger global firm. Our development of teams helps us understand businesses and markets and engage customers around the world. As a global employer, our goal is to foster inclusive environments that encourage open dialogue, spark creativity, and fuel innovation that may lead to better business outcomes.

As of December 31, 2025, we had 10,973 permanent, full-time employees around the world. Approximately 43% of our employees work in India, 29% in the US, 10% in Continental Europe, 7% in Canada, 6% in the UK, and the remainder in Australia, Asia (ex-India), and other regions.

Employee Data

Morningstar’s global turnover remained flat at 17% in 2025. Involuntary turnover increased to 5% in 2025 from 4% in 2024, while voluntary turnover decreased from 13% in 2024 to 12% in 2025.

In addition to tracking and analyzing retention, our organization’s people analytics team actively monitors and shares semi-annual metrics related to the employee experience, including employee satisfaction, intent to stay, discretionary effort, and enablement. We also evaluate perceptions of managers, psychological safety, and overall well-being through surveys, focus groups, and exit interviews.

Based on our average measurement across the year, Morningstar’s overall engagement score increased to 66% from 64% in 2024. Our people and culture team in partnership with our executive leadership remain committed to monitoring feedback and implementing changes to support employees.

Morningstar’s efforts to reward and support our colleagues reflect our belief that people are central to our success. We offer a variety of benefits through a total rewards package that supports the financial, physical, emotional, and social well-being of our colleagues. In 2025, we rolled out a peer-to-peer rewards and recognition system designed to reinforce our shared values resulting in over 29,000 individual and team recognitions. In 2025, we enhanced our educational stipend program to further support both the personal and professional development of our employees, allowing colleagues to use up to 50% of the stipend for wellness purposes, such as gym memberships, sports equipment, and nutrition coaching. Since the stipend enhancement, participation in the program has increased to more than 85%.

Professional Growth

Morningstar offers a variety of educational and career development programs designed to ensure ongoing growth opportunities and a meaningful set of development experiences for our colleagues across the globe. Notably, we offer our employees annual educational stipends to spend on their choice of professional development resources, while also providing financial support for continuing education and the pursuit of professional certifications. In 2025, 52% of our open roles were filled by internal candidates, demonstrating the value we place on developing, recognizing, and rewarding internal talent.

We also offer learning and growth programs for colleagues at every level within our organization. The Morningstar Development Program (MDP) is our two-year program for recent university graduates and entry-level professionals. Participants start their careers at Morningstar placed into business units that align to their career interests or can opt into a structured rotational experience.

For those more advanced in their careers, Morningstar offers targeted development and learning opportunities. For example, our Manager Academy provides training and development for colleagues who have been newly promoted into manager roles. Similarly, our Leader Academy supports leaders who are guiding others, driving high-impact projects, or shaping business strategy. We also offer high potential programs geared towards select individuals at key inflection points in their career such as our Emerging Leader and High Performer Programs.

Major Customer Groups

Given our strategy and core capabilities discussed above, we focus on eight primary customer groups, listed below. Note that some of our clients may have activities that are classified in more than one of these groups and, in particular, we derive a significant percentage of revenue from integrated financial institutions.

•Advisors (also referred to as "wealth managers", including independent financial advisors and those affiliated with RIAs, broker/dealers or other intermediaries)
•Alliances and redistributors (including global fintech firms)
•Asset managers (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients)
•Fixed-income security issuers and arrangers
•Individual investors
•Institutional asset owners and consultants
•Private market investors (including private equity and venture capital firms, asset managers, limited partners, investment banks, private credit investors, corporations and professional service providers)

•Retirement plan providers, advisors, and sponsors

Revenue Types

We leverage our differentiated data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time. License-based revenue represented 70.3% of our 2025 consolidated revenue compared to 71.4% in 2024 and 74.4% in 2023.

Asset-based: We charge basis points and other fees for AUMA. Asset-based revenue represented 14.0% of our 2025 consolidated revenue compared to 14.6% in 2024 and 13.7% in 2023.

Transaction-based: Represents revenue that is one time in nature and related Morningstar Credit recurring revenue primarily derived from surveillance and research. Transaction-based revenue represented 15.7% of our 2025 consolidated revenue compared to 14.0% in 2024 and 11.9% in 2023.

Largest Customer

In 2025, our largest customer accounted for less than 3% of our consolidated revenue.

Acquisitions and Divestitures

Since our founding in 1984, we've supported our organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2025, we also completed 46 acquisitions to support our growth objectives. We had two acquisitions and no significant divestitures in 2025.

For more information about our acquisitions and divestitures, refer to Notes 9 and 10, respectively, of the Notes to our Consolidated Financial Statements.

International Operations

We conduct our business operations outside of the US through wholly-owned subsidiaries located across the Americas, EMEA, and APAC regions. See Note 6 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and assets from our business operations outside the US.

Intellectual Property and Other Proprietary Rights

We treat our brand name and logo, product names, databases and related content, software, technology, and know-how as proprietary. We seek to protect this intellectual property through a combination of: (i) trademark, copyright, patent and trade secrets laws; (ii) licensing and nondisclosure agreements; and (iii) other security and related technical measures designed to restrict unauthorized access and use.

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

In addition to trademark registrations, we hold several US and foreign patents and are applying for several additional patents in various jurisdictions around the world, including the US. Our existing patents include those for coordinate-based document processing/data entry, portfolio management analysis, manager structure optimization via different tax strategies, and improved grid-less table processing.

License agreements

We license our products and related intellectual property to our customers, generally for a fee, using our standard agreement forms, and we do not provide our products and services to customers or other users without having an agreement in place.

We maintain licensing agreements with most of our larger Morningstar operating companies worldwide, giving them access to our intellectual property, including, without limitation, our products, trademarks, databases and content, technology, and know-how. These agreements allow our operating companies to both market standard Morningstar products and services in their operating territories and to develop and sell territory-specific variants of those products under the Morningstar name in their specific territories.

In the ordinary course of our business, we obtain and use intellectual property from a variety of sources, including, without limitation, licensing it from third-party providers, developing it internally, and gathering it through publicly available sources (e.g., regulatory filings).

Seasonality

We believe our business has a minimal amount of seasonality. We sell most of our products with subscription terms of at least one year and we recognize revenue ratably over the noncancellable term of each subscription agreement.

We believe market movements and general market conditions have more influence on our performance than seasonality. The revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services as well as the value of assets tracking our indexes; the size of our asset base can increase or decrease along with trends in market performance. In addition, our credit ratings business is subject to market effects on the level of fixed-income issuance.

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

Research and Development

A key aspect of our growth strategy is to expand and enhance our existing products and services. We strive to adopt new technology, including AI, that can improve our products and services. Our current AI product offerings incorporate both internally-developed and third-party models and are generally intended to simplify user access to Morningstar research and data, both through Morningstar applications and directly through AI platforms. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our technology development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. Our research and development initiatives include the integration of AI and related technologies into our internal processes and products with the goal of improving employee productivity, supporting data acquisition and analysis, and enhancing the functionality and user experience of our offerings, which includes a focus on expanded delivery of our data and research to AI platforms and applications.

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

Morningstar Credit

Morningstar DBRS operates through licensed credit rating entities across major jurisdictions, each subject to local regulatory requirements (primarily relating to independent credit rating services in structured finance instruments, corporate credit issuer, insurance companies, and financial institutions), oversight, and periodic examination.

•United States: Morningstar DBRS’s US credit rating entity, DBRS, Inc., is registered with the US Securities and Exchange Commission (SEC) as a Nationally Recognized Statistical Rating Organization (NRSRO). DBRS, Inc. is subject to certain requirements, regulations, and annual examination under the Securities Exchange Act of 1934, as amended (Exchange Act). DBRS, Inc.’s affiliated rating agencies, DBRS Limited, DBRS Ratings Limited, DBRS Ratings GmbH and DBRS Ratings Pty Limited, are each also registered with the SEC as credit rating affiliates of DBRS, Inc.
•Canada: Morningstar DBRS’s Canadian credit rating entity, DBRS Limited, is designated as a Designated Rating Organization (DRO) in Canada with the Ontario Securities Commission (OSC) as its principal regulator, and is subject to certain requirements, regulations, and examination by the OSC under National Instrument 25-101. DBRS Limited’s affiliated rating agencies, DBRS, Inc., DBRS Ratings Limited, and DBRS Ratings GmbH, are each also designated as DRO affiliates in Canada.
•United Kingdom: Morningstar DBRS’s credit rating entity located in the UK, DBRS Ratings Limited, is registered with, and regulated by, the UK Financial Conduct Authority (FCA) as a credit rating agency and is subject to certain regulatory requirements in the UK primarily relating to record-keeping, reporting, governance, and conflicts of interest.
•European Union: Morningstar DBRS´s credit rating entity in the EU, DBRS Ratings GmbH (located in Frankfurt, Germany), which together with its branches, DBRS Ratings GmbH Sucursal en España (located in Madrid, Spain) and DBRS Ratings GmbH, Branch India (located in Mumbai, India) is registered with and regulated by the European Securities and Markets Authority (ESMA) as a credit rating agency under Regulation (EC) No 1060/2009, as amended.
•Australia: Morningstar DBRS´s credit rating entity in Australia, DBRS Ratings Pty Limited, holds an Australian financial services license under the Australian Corporations Act 2001 (Au Act) to only provide credit ratings to "wholesale clients" within the meaning of section 761G of the Au Act.

Investment Management and Investment Research

Morningstar provides investment management, advisor, and research services globally through subsidiaries registered with and supervised by local regulators.

•United States:
◦Morningstar Investment Management LLC (Morningstar Investment Management), is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act) and has fiduciary obligations to clients and is subject to examination by the SEC. In 2025, Morningstar Investment Services LLC and Morningstar Research Services LLC withdrew their registrations as investment advisers with the SEC.
◦Morningstar Funds Trust (the Trust) is an SEC-registered open-end management investment company with Morningstar Investment Management serving as the sponsor and investment adviser of the Trust, subjecting it to the requirements of the Investment Company Act primarily relating to record-keeping, reporting, standards of care, valuation, and distribution. As sponsor and investment adviser to the Trust, Morningstar Investment Management is subject to examinations by the SEC.
◦Connected with the Trust, Morningstar Investment Management is registered with the US Commodity Futures Trading Commission (CFTC) as a commodity pool operator (CPO) and a member of the National Futures Association (NFA). As a CPO, Morningstar Investment Management is subject to reporting and record-keeping requirements, as well as examinations by the NFA and/or the CFTC.
◦In cases where these subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA).
•Australia: Morningstar Australasia Pty Limited and Morningstar Investment Management Australia Limited are each registered under an Australian Financial Services license and subject to oversight by the Australian Securities and Investments Commission (ASIC). The licenses require them to maintain positive net asset levels and minimum capital requirements, and to comply with the audit requirements of ASIC. Morningstar Investment Management Australia Limited is additionally the Responsible Entity and the issuer of units in managed funds for superannuation funds, institutions, platform distributors, financial advisers, and individuals within the Australian market.
•United Kingdom: Morningstar Investment Management Europe Limited, Smart Investment Management Limited, Morningstar Wealth Administration Limited and Morningstar Wealth Retirement Services Limited are authorized and regulated by the FCA to advise, arrange, and manage investments across financial instruments. All firms are subject to the applicable requirements of the FCA Handbook of rules and guidance.
•United Arab Emirates: Morningstar Wealth Administration Limited operates a branch office in the Dubai International Financial Centre, pursuant to the applicable requirements and regulations defined in the Dubai Financial Services Authority Rulebook.
•Channel Islands: Morningstar Wealth International Limited is authorized and regulated by the Jersey Financial Services Commission to deal in investments through an investment platform, subject to the applicable requirements and regulations set out in the Jersey Financial Services Commission Handbooks and Codes of Practice.
•South Africa: Morningstar Investment Management South Africa (Pty) Ltd is authorized and regulated by the South African Financial Sector Conduct Authority to provide certain financial services under both Category I (advisory) and Category II (discretionary) licenses, with activities subject to associated product approvals granted by the Financial Sector Conduct Authority.
•Other Regions: Entities in other regions (including in Hong Kong, India, Japan, and Singapore, among others) are registered with their respective regulatory bodies but conduct limited regulated business activity to date (although this may change).

Morningstar Sustainalytics

GES International AB, a subsidiary of Morningstar Sustainalytics previously notified the Swedish Finansinspektionen under Section 3 of the Act on Proxy Advisors of its business activity as a proxy advisor in Sweden. In accordance with the UK Proxy Advisors (Shareholders’ Rights) Regulations 2019, Sustainalytics UK Ltd. was added to the FCA’s list of Proxy Advisors in early 2022 and is subject to certain disclosure and governance requirements.

The provision of ESG ratings and data is the subject of both pending and proposed legislation and regulation. We continue to monitor pending and proposed ESG ratings and data legislation and regulations in the jurisdictions we operate in, including the UK. A program of regulatory readiness is currently underway aimed at adapting Morningstar Sustainalytics' business model, operational processes, and corporate organization for the purposes of the new EU ESG Rating Provider Regulation (Regulation (EU) 2024/3005).

Morningstar Indexes

Morningstar Indexes Limited was historically registered and authorized by the FCA as a UK benchmark administrator, and Morningstar Indexes GmbH was registered and authorized by the German Federal Financial Supervisory Authority (BaFin) as an EU benchmark administrator. In 2025, the transfer of administration of UK benchmarks to Morningstar Indexes GmbH was formally completed and the UK authorization terminated. Morningstar Indexes GmbH continues to be registered with, and regulated by, BaFin and is authorized to act as an EU benchmark administrator.

Effective January 2026, amendments to the EU Benchmark Regulation removed all benchmarks other than those benchmarks with significant economic relevance for the EU market or that contribute to key EU policies, from the regulation’s scope. The result is that the majority of Morningstar Indexes’ benchmarks will technically fall out of scope of the EU Benchmark Regulation Morningstar Indexes GmbH is registered with, and regulated by, the BaFin and is authorized to act as an EU benchmark administrator.

Information about our Executive Officers

As of January 1, 2026, our executive officers were the following individuals*:

Name	Age	Position
Joe Mansueto	69	Executive Chairman and Chairman of the Board
Kunal Kapoor	50	Chief Executive Officer
Michael Holt	46	Chief Financial Officer

*Effective November 21, 2025, our former chief revenue officer, Danny Dunn, departed the company.

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

Risks Related to Our Business and Industry

Failing to maintain and protect our brand, independence, and reputation may harm our business. Our reputation and business may also be negatively impacted by allegations made about possible conflicts of interest, lack of independence, or by other negative publicity or media reports.

We believe our reputation, brand, and the value of our products and services are built on the trust that our users have in our commitment to empowering investor success through independence, transparency, and a long-term focus. Any real or perceived failure to uphold these principles, including lapses in employee integrity or independence, may harm our reputation. Additionally, real or perceived errors in our products or negative customer or employee experiences could further damage our reputation. Our reputation and brand could also be impacted by factors beyond our control, such as negative news about our clients, suppliers, employees, consultants, or competitors, regulatory scrutiny, and adverse publicity about our products or industries that we operate in. Expanding our brand to less mission-aligned products may also harm our reputation or dilute our brand.

As our business continues to evolve and expand, we have entered and may in the future enter into business lines and/or arrangements that may raise concerns about potential conflicts of interest or perceived independence failures. We provide ratings and research on our clients’ investment products, such as ETFs and mutual funds, and we typically charge a licensing fee to use our ratings. We also provide investment advisory and management services, including through our own series of mutual funds, which expose us to claims that we are both the referee and the player in the same industry. Our issuer-pay model in our credit ratings business and for certain of our other ratings products, for which we receive payments from issuers for our ratings versus from the investor consuming such ratings, may also lead to perceptions that our research and ratings in these areas are not independently determined.

Certain of our products and methodologies, including those of Morningstar Sustainalytics, have placed, and may in the future, place us at the center of public debate on sustainability, social, and corporate governance issues, or result in scrutiny of our clients. This scrutiny may affect product demand and may result in negative media coverage, reputational harm, or increased regulatory attention.

Failure to effectively and successfully navigate these independence and reputational challenges could adversely affect our business, operating results, and financial condition.

Failing to create and maintain innovative, proprietary, and insightful product and service offerings, keep pace with new investor requirements, technology developments, and trends, or anticipate our clients’ changing needs may negatively affect our competitive position and business.

We believe rapid innovation and technological advances in financial information services and investable products are changing how investors and intermediaries’ access and use data. These changes may result in our existing products becoming less competitive or obsolete. Our future success will continue to depend on our ability to develop new products and enhancements that address and support the evolving needs of our current and target markets, as well as on our ability to keep pace with competitors.

If we fail to continuously innovate and effectively incorporate or deploy new datasets, research, AI technologies, content, or software to meet evolving customer needs, our competitive position may suffer. Our reputation would be harmed if we are seen as slow to adapt to meet the changing needs of investors or their financial advisors, especially as customers expect more personalized advice and greater data security. Increased interest in alternative assets, such as private market offerings, require new expertise and data. Competitors who innovate faster or offer broader solutions may outpace us. Our investments in new products, especially those involving AI technologies, carry execution risks and challenges and may not deliver expected benefits, such as generating revenue or cost savings, or creating efficiencies in our processes. Additionally, we cannot guarantee we will successfully adapt or seamlessly transition to new product offerings. Failure to successfully manage these transitions and investments would materially and adversely affect our reputation, operating results and financial condition.

As financial intermediary customers further automate their processes, demand for our products may shift, making technological flexibility and system interoperability increasingly important. Clients increasingly expect technology solutions that address specific needs, such as integrated wealth management capabilities. Our technology heavily relies on the quality and comprehensiveness of our data and our ability to build valuable analytics, research, and intellectual property around it. Delivering personalized advice that clients value requires collecting, organizing, and analyzing large, diverse datasets. If we fail to adequately allocate resources to meet client demands, we may lose our competitive advantage, which could adversely impact our business, operating results, and financial condition.

Changing economic conditions, including prolonged volatility, recessions, or downturns affecting the financial sector and global financial markets, fluctuating interest rates, and the impacts of global trade policies, may negatively impact our business.

Our business performance is influenced by external factors such as economic and financial market trends, credit availability, changing laws or trade policy, currency fluctuations, and geopolitical uncertainties. Extended economic or market downturns, or volatility, interest and inflation rate shifts, and stagflation, among other factors, may dampen investment activity, thereby reducing demand for our products and services. In recent years, uncertain economic conditions, including those caused by tariffs and retaliatory trade measures, have decreased asset values under management and may do so again in the future. Further, market sentiment regarding the impact of AI on software an data company growth prospects has driven meaningful recent sector-wide stock price declines, including Morningstar's. We cannot predict the timing or duration of economic cycles, sector-focused market downturns or the direct and indirect effects or duration of trade or other economic policy impacts on our business, assets, operating results, and financial condition.

Our asset-based revenue depends on the value of assets under our advisory services, which fluctuates with market performance. Economic or market declines, reduced inflows, or increased redemptions, driven by market conditions or poor investment performance, can lower asset levels and, consequently, our fee-based revenue. Industry trends toward lower asset-based fees may further impact revenue. Additionally, if investors shift to non-traditional asset classes such as cryptocurrencies, private debt, real estate, structured products, or collectibles, and we cannot effectively incorporate or anticipate their performance, our assets under management may be negatively affected.

Many of our license-based customers are asset management and financial advisory firms, whose businesses may be impacted by global market trends. The rise of passive investment strategies may diminish the perceived value of our research on active strategies. Prolonged recessions, financial crises, and other economic uncertainties have in the past and could in the future prompt significant spending cuts and lengthen sales cycles among clients. Industry consolidation has the potential to reduce our client base, and clients may discontinue using our products and services if they fail, merge, or are acquired by non-clients or firms using fewer of our services. These factors may decrease demand for our offerings.

Fluctuations in interest rates and central bank decisions have reduced credit issuance in the past and may do so in the future, negatively impacting our credit ratings business. For example, our credit ratings business depends on the volume and value of debt securities issued, making it vulnerable to market volatility, rising interest rates, widening credit spreads, and economic slowdowns. Demand for credit ratings may also decline due to negative publicity, regulatory or political changes, increased use of alternative credit sources, or defaults by major issuers. Our ability to reduce costs in adverse conditions may be limited by our obligations to monitor and maintain outstanding ratings.

Our PitchBook business is also subject to cyclical trends specific to the private capital markets. Many of PitchBook’s clients are investment banks and other participants in the capital and M&A markets, which are subject to periodic business downturns driven by changes in such markets. During these downturns, they often seek to reduce spending on third-party services, as well as the number of employees, which would directly and adversely affect the length of sales cycles and the number of prospective users for the PitchBook platform.

Changing economic conditions or market trends could affect demand for products and services or asset values, which may have a material and adverse effect on our business, operating results, and financial condition.

Risks Related to Our Information Technology and Security

We could face significant reputational, operational, and financial consequences relating to cybersecurity and the protection of confidential information, including personal information about individuals.

Our business requires that we securely collect, process, store, and transmit confidential information including sensitive personal information relating to our operations, customers, employees and other third parties. We continuously invest in measures designed to protect this information, but we cannot guarantee absolute security. Improper access or release of data may still occur due to employee or vendor error, system issues, failure to consistently apply security practices across our business, or cyberattacks.

We may also be subject to specific legal or contractual obligations relating to personal information and personal financial information, as in certain cases our products and services handle, store, and transmit personal information. Due to the global nature of our business, personal information is routinely moved from one jurisdiction to another, subjecting us and our customers to complex and evolving federal, state and foreign privacy, cybersecurity, and data protection laws, which may vary across geographies. Restrictions on cross-border data transfers and conflicting regulations may enhance compliance obligations and associated costs.

As a global business, we regularly seek to optimize our data storage to enhance information accuracy and streamline our technology, which supports our operations. However, data privacy laws such as the General Data Protection Regulation (GDPR) impose obligations on the storage, transfer, and use of personal information, potentially restricting the processing of data about individuals outside of their home jurisdictions. Legislation aimed at protecting material nonpublic information or mitigating potential conflicts of interest further defines how we access and retain certain data, potentially resulting in less efficient or more costly technological processes and infrastructure.

One of our core strengths is our ability to collect data and enrich it with data from another part of our business to provide valuable information and insights to investors. As data is accessible across our products, consistent data privacy practices and disclosure become more important and challenging. Failure to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by government authorities, litigation, and fines, as well as reputational damage and customer loss.

We may be subject to increasingly frequent and sophisticated cyberattacks by actors with substantial resources and advanced capabilities that could overcome the defensive measures of our security program. These actors have targeted, and may target, our products, people, services, and network infrastructure to access intellectual property, confidential or personal information, or disrupt operations (e.g., distributed denial of service attacks or ransomware). Though we have dedicated resources and protective measures designed to identify and mitigate cyberattacks, such attacks continue to evolve, can be difficult to detect, and may go unnoticed for extended periods. Our measures may not be adequate or designed to prevent all eventualities or all types of attacks. We may be vulnerable to circumvention of security systems, denial of service attacks or other cyberattacks, hacking including “hacktivism,” “phishing,” or other social engineering attacks, malware, ransomware, employee or insider errors, employee or vendor malfeasance, physical breaches, or other malicious actions. Additionally, remote work and the use of personal devices introduce additional risk management challenges.

We may also be impacted by a cyberattack targeting one of our vendors or other supplier/service provider within our technology supply chain or infrastructure, including cloud providers. As we expand our product and service offerings, we increasingly share confidential and proprietary data with third-party vendors, service providers, and software as a service (SaaS) platforms. This growing exposure to third parties introduces the risk that inadequacies in their security technologies, practices, or monitoring could result in unauthorized access, data breaches, or other cybersecurity incidents, that could impact us and our customers.

From time to time, we have acquired, and may in the future acquire, other businesses or assets. While we conduct due diligence on the products, technology systems, and practices of these companies, we may inherit existing or undiscovered security vulnerabilities, data breaches, or system intrusions for which we could be liable. Acquired products and technologies may expose us to additional security risks, integration delays, increased costs to meet our security standards, and challenges in augmenting the acquired technologies to levels consistent with our brand and reputation. These businesses may also have less advanced security or data privacy controls, introducing further risks as their systems are integrated with ours.

While we maintain recovery capabilities intended to restore operations and data integrity following a cybersecurity incident, these capabilities are not absolute and are subject to similar limitations and uncertainties as our preventive measures. Accordingly, we cannot guarantee that all attack vectors can be fully mitigated or that recovery will be complete or timely in all circumstances.

Any failure to protect confidential information or any material significant cybersecurity incident, whether in our systems or those of third parties handling our data, could lead to reputational damage, operational challenges, loss of customers, regulatory actions, sanctions, or other penalties, litigation, financial losses, and increased mitigation costs, which could have a material adverse effect on our business, operating results, and financial condition.

AI technologies may present business, legal, compliance, and reputational risks as they are incorporated into our products and tools.

We use, and may expand our use of, AI technologies across our products, internal tools, and third‑party SaaS platforms. While AI offers opportunities to improve efficiency and innovation, it also introduces risks. If we fail to keep pace with AI advancements, or if competitors adopt AI more effectively, our competitive position may be harmed. Slow internal adoption could reduce operational effectiveness, while AI‑generated errors may be incorporated into our processes or products. Our use of AI technologies may require investment of resources and costs to develop, test, and maintain related products and services, and there is no assurance that these investments will be successful. The rapid evolution and adoption of AI may create operational risks that may be difficult to anticipate or control, particularly where we rely on third‑party platforms. These risks could lead to operational inefficiencies, reputational harm, or compliance challenges.

The pace of adoption and use of AI technologies, including generative AI, in our products and processes may increase compliance obligations, regulatory scrutiny, litigation exposure, ethical concerns, and confidentiality or security risks. For example, AI systems may generate content that appears correct but is inaccurate, misleading, biased, or discriminatory, which, if relied upon and attributed to us, could harm our reputation and expose us to liability. We may also face risks relating to data privacy or cybersecurity incidents stemming from our use of AI technologies. Emerging laws and regulations governing AI - such as the EU Artificial Intelligence Act and other evolving global frameworks - may impose burdensome requirements or restrict the deployment of certain AI capabilities in our offerings, and regulations on AI are developing at varying paces, meaning the global regulatory landscape is uncertain and could potentially require significant changes to comply with emerging laws, which could have significant costs. As regulators introduce new or updated AI‑related rules, we may incur substantial compliance costs or be required to adjust our business practices, and failure to timely or adequately address these evolving obligations could result in significant costs, liabilities, or fines. Because AI is complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to our use of AI.

AI technologies may use or incorporate data from third-party sources, which may expose us to risks associated with data rights and protection and may also lead to the unintended consequences of using AI discussed above. Current laws and court decisions governing intellectual property ownership and license rights may not address new questions relating to AI technologies, which may negatively affect our ability to safeguard our intellectual property, as well as increase the compliance costs associated with navigating an uncertain legal and regulatory environment. The use or adoption of AI technologies into our products may expose us to claims of copyright infringement or other intellectual property misappropriation by third parties, which may require us to pay compensation or license fees. In addition, increased use of AI technologies may affect our workforce needs, including our ability to recruit, attract, or retain employees with the skills necessary to support AI-enabled products and processes. We may also face challenges if portions of our existing workforce do not possess, or cannot efficiently develop, the rapidly evolving skill sets required to meet changing business demands, which could adversely impact our operations and competitiveness.

In addition, the implementation of AI technologies by competitors and disruptors presents risks to our business. The value of our products and services may be negatively affected by the increasing amount of information and external tools that are available online for free, or at low cost, that use AI to scrape data – including our own content – from the Internet. These technologies integrate machine learning abilities and other AI systems to process and organize large data sets aggregated from products that previously were paid for, posing an external risk to our product suite. The rapidly evolving regulatory environment for AI technologies may also impact our ability to protect our own data and intellectual property against infringement or unintended use through these external AI tools.

We could face liability stemming from the accuracy and use of our research, ratings, and published data, and our dependence on ingested third-party data, licensed content, and open-source components.

We may face claims related to securities law violations, defamation, negligence, or other issues arising from the information we publish, including our research and ratings. For example, investors could take legal action against us if they rely on published information that contains an error, or companies may claim we have made a defamatory statement about them or their employees. In our credit ratings business, we have access to significant amounts of material non-public information on issuers of securities, and any inadvertent disclosure or real or perceived misuse of such information could expose us to legal liability. Even minor errors may require us to temporarily remove ratings or research, potentially reducing the perceived value of our products or causing us to fall short of service-level commitments to customers.

Some of our products are used by clients to support investment processes, account reporting, and other activities involving significant third-party assets. This creates the risk that clients, or the parties whose assets they manage, may bring claims against us for losses linked to our products. We may also face regulatory investigations related to our products and their use by clients. While the contracts for our software products generally contain limitations on our liability, we may still need to compensate clients or their customers to preserve business relationships. Additionally, we could face claims related to content that is accessible through links on our website.

Products and enhancements that we develop or license have contained, and may in the future contain, undetected errors or defects despite testing or other quality-assurance practices. Use of our products or services as part of the investment processes and other activities, by our customers, investors, companies that we rate or assess, or their shareholders could subject us to claims for errors in our data, calculations, methodologies, inputs, analysis, or system failures. We may also face claims from providers of data and information we compile from websites and other sources, alleging we have obtained the data in violation of the source’s terms of use or copyrights.

We may face claims from third parties, such as securities exchanges from which we license and redistribute data and information, alleging improper use or redistribution of licensed data, or that we have inadequately permissioned our clients to use such data. These agreements often grant extensive audit rights, which have in the past and in the future may be triggered, and can be costly, time-consuming, and may result in substantial fees. Regulators may also claim we have mishandled private ratings or nonpublic data, particularly in our credit ratings business. These regulators have audit rights regarding our data use which could have similar adverse consequences in terms of time, expenses, or fines. Defending claims based on the information we publish could be expensive and time-consuming and could adversely affect our business, operating results, and financial condition.

Additionally, we use and incorporate open-source code in our software development and products, which could expose us to additional security risks, increase costs, and complicate the commercialization of our products and services. Security vulnerabilities due to the use of open-source software could require additional testing, change control, or re-engineering, potentially increasing costs and impacting our development processes and products. Open-source licenses typically lack warranties for infringement claims or covering the quality or security of the code, and some may require public release of our proprietary source code if combined in certain ways, potentially putting us at a competitive disadvantage. Many open-source licenses are ambiguous and have not been widely interpreted by US or other courts, and any unexpected restrictions or claims could require us to seek alternative licenses at increased costs or reduced scope, re-engineer products or systems, or discontinue the licensing of certain products.

Failure to protect our intellectual property rights, or claims of intellectual property infringement against us, could harm our brand, our financial results, and our competitive position.

We rely primarily on trademarks, copyright, patents and trade secret rights, as well as contractual protections and technical safeguards, to protect our intellectual property and proprietary information. These measures may not be adequate to safeguard our brand or competitive advantage, and third parties could challenge, circumvent, or improperly access our intellectual property and proprietary information. Additionally, jurisdictions in which we operate may lack strong intellectual property protections, which increases our vulnerability to unauthorized use or disclosure and may undermine our competitive position, particularly in non-US markets. Even where legal protections exist, defending these rights can require significant cost, time, and resources with no guarantee of success.

We believe our trademark rights in the “Morningstar” name and logo, and those of our subsidiaries represent materially valuable intangible assets. We have encountered and may continue to encounter jurisdictions in which third parties hold pre-existing trademark registrations or use the “Morningstar” name, either as part of a registered corporate name or domain name, or otherwise. This may prevent us from registering or using our marks and could limit our ability to market products or secure trademark protection in those locations.

We have been and may continue to be subject to claims by third parties alleging infringement of their intellectual property rights. Such claims can also be alleged against clients, customers, or distributors of our products and services with whom we have agreed to provide indemnification protection. The defense of such claims can be costly, time consuming, and disruptive and lead to unfavorable outcomes requiring us to pay damages, enter disadvantageous licensing or royalty agreements, incur litigation and settlement costs, or suspend affected products or services, any of which could materially adversely affect our business, operating results, or financial condition.

Our reputation, financial condition, and operating results may be adversely impacted by any failure by us to successfully assert or enforce our intellectual property rights or by any alleged intellectual property infringement claims by a third party. In addition, unauthorized third parties may attempt to imitate or fraudulently use our brand, websites, or other digital assets, such as through website spoofing or phishing attacks, which could result in reputational harm, financial loss for individuals, or impede our ability to attract and retain customers.

Risks Related to Legal and Regulatory Matters

Compliance failures, regulatory action, or changes in laws could adversely affect our business.

Our business is subject to extensive and evolving laws, rules, and regulations that vary by jurisdiction. We have not always been able to, and in the future may not be able to, comply with the changing substance, application, and interpretation of such laws, rules, and regulations without making significant modifications to our operations. The increasing pace and scope of global regulatory changes heightens the potential risk of failing to identify or respond to new or expanded obligations in a timely manner. Regulations focused on increasing investor transparency or providing individuals with greater control over their own data may reduce the value or utility of the investments we have made in our data sets. The global nature of our operations makes monitoring and implementing regulatory changes more complex. Noncompliance could result in fines, sanctions, restrictions, and/or other penalties that could affect our products and services, and harm our reputation, operating results, and financial condition.

We are also subject to certain anti-corruption laws in the jurisdictions where we do business, which prohibit the improper offering, promising, authorizing, or giving anything of value to foreign government officials, or business employees for the purpose of directing, obtaining, or retaining business. We conduct business in countries and regions with varying anti-corruption laws and that have experienced government corruption to some degree, which may increase the pressure and risk of inadvertent violations by our employees or agents, despite our policies and training. Any violation of anti-corruption laws could lead to regulatory penalties, government investigations, administrative, civil or criminal penalties, government investigations, and/or other remedial measures, which could adversely affect our business, operating results, and financial condition, and also cause reputational and brand damage.

As we engage in global business activities, we are subject to international trade restraints, including economic and financial sanction laws and embargoes, administered by the US Treasury Department’s Office of Foreign Assets Controls, which prohibit or restrict the sale or supply of certain products or services to certain regions, countries, entities, governments, and individuals. These restrictions have impacted and may in the future impact our ability to continue to market and sell our products in these geographies, resulting in loss of revenue. While we have compliance measures in place to promote adherence to applicable restrictions, they may not always be effective.

These and new restrictions could further impact our operations, increase compliance costs, and expose us to fines or investigations, which could adversely affect our business, operating results, and financial condition.

Several of our businesses are highly regulated throughout the world, and the regulatory environment is increasingly complicated and rapidly evolving.

The expansion of our business, including through acquisitions, has increased our exposure to government regulation across our product lines. Some areas require extensive and ongoing interactions with regulators, which is an increasingly costly and resource intensive process and could result in a finding of noncompliance, which could expose us to fines, sanctions, penalties and reputational risk.

Morningstar DBRS, our credit ratings business, operates in highly regulated environments in Canada, the US, the UK, Australia, and the EU, with substantial ongoing compliance obligations. The scope and interpretation of these regulations can be uncertain and inconsistent across jurisdictions, making compliance challenging and costly. Adhering to any current or expanded requirements that may arise under these frameworks can be complex, resource-intensive, and time-consuming. In addition, Morningstar DBRS is subject to regular regulatory examinations and occasional investigations, which can be time consuming and impact day to day operations.

In the US, Morningstar Investment Management LLC (MIM), is a registered investment adviser under the Investment Advisers Act of 1940 (the 40 Act), and is subject to SEC requirements for record-keeping, reporting, standards of care, and fiduciary obligations. The Morningstar Funds Trust, an open-end mutual fund advised by MIM, subjects MIM to additional 40 Act requirements and the Commodity Exchange Act. These entities face SEC examinations and, when advising retirement plans, may act as Employee Retirement Income Security Act of 1974 (ERISA) fiduciaries, which would require compliance with strict obligations. Breaches, actual or alleged, could result in liability, particularly in retirement advice and managed accounts. Some contracts designate us as ERISA fiduciaries, including selecting and monitoring plan options, and we offer managed account services for plan participants. Such activities have been and may again be subject to class action litigation, including one current case. Many asset management and financial advisor clients are similarly regulated. The failure of our licensed products to meet their regulatory requirements could lead to loss of business.

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

Our Indexes business, Morningstar Indexes, is subject to the EU Benchmarks Regulation, which mandates certain governance requirements, conflict management, and controls over the benchmark process and require administrators to improve the quality of input data and methodologies. We also closely monitor US regulatory developments, as the SEC has sought comment on whether index providers, model portfolio providers, and pricing services should be regulated as investment advisers or outsourced service providers. If adopted, these changes could significantly increase our regulatory exposure and compliance costs.

Morningstar Sustainalytics may face increased regulation of its research, ratings, and data activities. EU rules for ESG ratings providers, which become effective in 2026, will require significant investment in governance, internal controls, and compliance processes. We have established a regulatory readiness program, and we continue to make significant investments in governance, internal controls, and compliance processes. Many jurisdictions have already established regulations regarding the provision and distribution of ESG data and ratings. Others, such as the UK, are developing similar frameworks, which may differ from EU requirements. The final form of these regulations remains uncertain, but they could impose substantial compliance burdens and risk of inadvertent noncompliance. As Sustainalytics operates globally, future regulations may be inconsistent across markets. Conversely, deregulation could reduce demand for our products. Failure to address this evolving landscape adequately and promptly could adversely affect our business, operating results, and financial condition.

Environmental, social, and governance considerations could result in enhanced regulatory obligations and expose us to potential liabilities and increased costs.

In response to market demand, we offer products, including those from Morningstar Sustainalytics, that may expose us to liability and higher regulatory costs. New and evolving environmental, social, and governance regulations are being introduced, amended, or revoked in the EU, the US, and other jurisdictions, requiring compliance with specific frameworks and disclosure obligations. For example, the EU Corporate Sustainability Reporting Directive (CSRD) applies to both EU and non-EU entities in scope and mandates extensive disclosures on sustainability topics such as climate change, biodiversity, workforce, supply chain, and business ethics, and may apply to our operations based on recent legal developments.

In contrast, the future of any US regulation of sustainability matters is uncertain, and if adopted may not align with the disclosures required by the CSRD or other legal and regulatory requirements. Similarly, a number of US states have passed, or are in the process of adopting, broad climate change disclosure requirements, such as the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act in California, the future scope and implementation of which also remains uncertain.

We have announced decarbonization goals and other initiatives, guided by standards such as the Task Force on Climate-Related Financial Disclosure (TCFD), the Sustainability Accounting Standards Board (SASB), and Global Reporting Initiative (GRI). Morningstar has committed to decarbonizing 50% of our scope 1 and scope 2 greenhouse gas emissions by 2030 and to publicly disclosing our emissions annually. Implementing these initiatives and complying with new or amended regulations may require significant resources and management attention. Any failure, or perceived failure, to fully comply with mandatory ESG requirements or voluntary ESG standards could adversely affect our business, operating results, and financial condition.

At the same time, we may face evolving and sometimes conflicting expectations from various stakeholders regarding our business practices and company activities, including environmental, social and governance matters. These expectations may increase operational complexity and place additional demands on our employees, systems, and resources. Different stakeholders may hold differing views on such matters, increasing the risk that actions we take, or fail to take, are perceived negatively by certain groups. Public sentiment and the broader sociopolitical environment may shift rapidly and unpredictably, and we may not be able to anticipate or respond to such changes within expected timeframes or without incurring significant costs. If we do not effectively manage such evolving expectations, we could experience reputational harm, stakeholder disengagement, litigation, or other adverse consequences, which may adversely impact our business, operating results, and financial condition.

Errors in our automated advisory tools may subject us to liability for any losses that result.

We rely on automated investment technology for retirement advice and managed accounts, including the Wealth Forecasting Engine, which determines asset allocations and assigns portfolios, as well as other automated portfolio construction tools. As these systems become more interconnected with other product offerings and integrate with client and third-party technology, complexity increases, requiring greater expertise and testing. Problems could arise if these systems do not work as intended. Any errors, especially ones undetected over time, could result in liability, including breaches of fiduciary duty or applicable law, despite our quality assurance practices. We continually invest in training to maintain in-house expertise and educate record-keepers, plan sponsors, and participants on the proper use and differentiation of these offerings, which is costly and time-consuming.

We seek to continually enhance our retirement services, adding capabilities such as modeling and advising on income-generating products, and regularly release technology updates and methodology changes. Clients may require additional support to implement updates and understand their implications, including strategy suitability. We also allocate resources to support legacy versions of the Wealth Forecasting Engine still in use. Errors in updates or methodology could result in significant liabilities, including make-whole payments or litigation.

Risks Related to Our Operations

Our future success depends on our ability to recruit, develop, and retain qualified employees.

Our continued success depends on attracting, hiring, and onboarding qualified employees. Many of our key offerings require specialized skills in areas such as engineering, research, quantitative analysis, fixed income data, and credit analysis, as well as emerging strategic disciplines. These skills are highly sought after, creating strong competition for talent. The development, maintenance, and support of our products also rely on the expertise and experience of our existing employees.

As a global business with a distributed workforce, we face recruiting challenges across many locations. Managing employees across geographies introduces complexities, including implementing systems, policies, benefits, and compliance programs, and addressing external factors such as geopolitical unrest. Rising wage scales in key markets, inflationary pressures, strong sector stock performance in the sectors where we focus hiring efforts, immigration policies, regulatory changes, and skill shortages increase compensation costs and can make it harder to attract and retain qualified employees.

We invest in employee development through programs such as learning tools and educational stipends and encourage engagement. Shifts in labor markets, such as moves toward or away from remote or hybrid work, may affect retention. Integration of acquired businesses or sunsetting brands can also impact culture and morale, potentially leading to unforeseen attrition.

We believe our success depends on the continued service of our executive officers, including Joe Mansueto, our executive chairman, and Kunal Kapoor, our chief executive officer, as well as senior leaders and other key employees. Their experience and expertise make them attractive to competitors and early-stage companies that can offer significant financial incentives. Loss of these leaders, or inadequate succession planning, or loss of key employees could pose substantial challenges, including loss of potential or existing clients, and adversely affect our operating results and financial condition.

Our operations are dependent on third-party service providers.

We rely on certain external sources for data and research, including securities exchanges, fund companies, issuers, and other providers, as well as third-party data for many of our products. Certain data feeds create sole-source dependency, and any service degradation could harm our products and expose us to downstream risk. External data may contain errors, affecting product accuracy and customer confidence. Our innovation depends on vendor products, including data, software, and services. Some offerings require ongoing updates and access to historical data. Many vendors are also competitors, and termination of agreements, changes in terms, or restrictions on data use relating to such vendors could materially harm our business.

We use AI technologies from third parties, including AI product engines and open-source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, or if third-party suppliers discontinue or materially change their offerings, we may be forced to acquire or develop alternate AI technologies. Such changes could be difficult and costly to implement, may limit or delay our ability to provide competitive offerings, and could significantly increase our costs. Additionally, reliance on third-party AI suppliers may create switching challenges due to integration complexity, proprietary dependencies, and retraining requirements. Moreover, the risks described above with respect to our own AI systems—including the possibility that such systems generate inaccurate, misleading, biased, or discriminatory content that could harm our reputation and expose us to liability—would similarly apply to AI technologies supplied by third‑party vendors and could materially harm us if they occur.

We rely on numerous third-party service providers, including for contract labor, SaaS, and data backup facilities. Failure by a provider could disrupt our ability to deliver products and services and require significant costs to internalize functions or find adequate alternatives. For limited products and regions, we are subject to vendor oversight regulations, such as the EU’s Digital Operational Resilience Act, which increases compliance obligations and costs. Inadequate due diligence relating to or oversight of third parties, such as failing to detect conflicts of interest, fraud, data breaches, cyberattacks, or legal noncompliance, could result in financial loss, regulatory sanctions, or reputational harm.

Our strategic transactions, acquisitions, dispositions, and investments in companies or technologies may not result in the expected business or financial benefits, ultimately having an adverse effect on our operating results and our ability to deliver long-term value to our shareholders.

As a means to implement our business strategy, we periodically evaluate and make investments in, or acquisitions of, complementary businesses, services and technologies, and intellectual property rights, or dispose of assets or products, and expect to continue to do so in the future. However, there can be no assurance we can identify suitable investment, acquisition, or disposition candidates at acceptable prices. In addition, although we conduct robust due diligence through cross-functional teams when making an acquisition, each acquisition presents potential challenges and risks, including the following:

–difficulties in assimilating, integrating, or retraining acquired employees.
–differences between our values and those of our acquired companies, as well as disruptions to our workplace culture.
–diversion of financial and managerial resources from existing operations.
–challenges relating to the potential entry into new markets in which we have little experience or where competitors may have stronger market positions.
–difficulties in integrating acquired operations, including challenges with the acquired company’s customers and partners.
–challenges with the acquired company’s third-party service providers.
–challenges with integrating the acquired companies' technology.
–challenges and costs relating to known and potential unknown liabilities, technology or security vulnerabilities, or regulatory investigations associated with the acquired businesses.

We have also made, and expect to continue to make, investments in companies where we do not have or obtain a controlling interest. Such investments are motivated both by their prospective financial return and the access they give us to certain new technologies, products, business ideas, and management teams. While we obtain various rights in connection with such investments, the future value of such investments is highly dependent on the management skill of the managers of those companies, among other factors.

The strategic transactions we ultimately pursue may be subject to various closing conditions, including review or approval by foreign and domestic regulatory authorities and obtaining third party consents, which we may not obtain on a timely basis or at all. In addition, these strategic transactions may present financial, managerial, and operational challenges such as diversion of managerial resources from core business functions, increased expenses associated with the transaction, potential disputes with customers, suppliers, or acquirers of disposed assets, and failure to achieve the expected economic benefits of the transaction, any of which could have a material adverse effect on our business, financial condition and operating results.

Our ability to acquire or dispose of businesses, make strategic investments, or integrate acquisitions may be hindered by trade tensions and heightened scrutiny of foreign investments, particularly in technology. Several countries, including the United States, Europe, and Asia-Pacific, have adopted or are considering restrictions on such transactions, and antitrust authorities are reviewing technology deals with greater rigor. Our business strategy includes expanding into new and adjacent product lines, but regulatory requirements across different Morningstar businesses may limit our ability to pursue these opportunities. Regulatory sanctions in one area could affect operations in unrelated regulated sectors, and sharing intellectual property across product lines may be restricted by regulatory concerns. Future restrictions or government actions could also limit acquisition and investment opportunities and negatively impact our business and financial results. Acquisitions or divestitures may also expose us to shareholder or third-party litigation, which could be costly and distract management even if unsuccessful.

The goodwill of our business and other intangible assets could be impaired in the future, requiring us to record substantial impairments that could impact future earnings.

We assess goodwill for impairment on an annual basis or when evidence of potential impairment exists. Intangible and long-lived assets are evaluated for impairment when events or changes in circumstances arise that indicate the carrying value of the asset may be unrecoverable. Some factors that may be considered include changes in our business related to acquisitions, a significant and sustained decline in stock price and market capitalization, or other changes in fair market valuations. Impairment testing is based on several factors which require judgment from management and may result in non-cash impairment charges in future periods, which could have a material adverse impact on our operating results and financial condition.

As a global taxpayer, we face challenges due to increasing complexities in accounting for taxes (e.g., base erosion, minimum taxes, and tax transparency), which are high priorities in jurisdictions in which we operate and could materially affect our tax obligations and effective tax rate.

Our effective tax rate is based on the mix of income and losses in our US and non-US operations, statutory tax rates, and tax-planning opportunities available in the various jurisdictions in which we operate. We have been, and could in the future be, subject to changes in our tax rates, the adoption of new or evolving US or non-US tax legislation or exposure to additional tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates including impacts related to transfer pricing, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation by relevant authorities.

Corporate tax reform, base-erosion efforts, and tax transparency continue to be high priorities in many jurisdictions in which we operate. Changes in tax laws or regulation around the world, including efforts led by the Organization for Economic Co-operation and Development (OECD), could result in increases to our effective tax rate. We continue to monitor developments and administrative guidance in the countries where we operate in addition to evaluating the potential impact on our consolidated financial statements for future periods.

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

We incur expenses for employee compensation and other operating expenses at our non-US locations in the local currency. In the future, if there is an increase or decrease in our international business activities that are recorded in local currencies, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease, which could materially adversely affect our business, financial condition, or operating results. Although we may in the future decide to undertake foreign exchange hedging transactions, to date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

Our indebtedness could adversely affect our cash flow and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

For an overview of our current outstanding indebtedness, refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources below. Our long-term debt was $1,072.6 million on December 31, 2025. While our business has historically generated strong cash flow and we are in compliance with all of our debt covenants, borrowings under our current credit facilities are floating rate. As a result, our annual debt service requirements are affected by rising interest rates, and we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to service our indebtedness. Our ability to make payments on our indebtedness and to fund expected capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory, tax and other factors, many of which are beyond our control. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing, and ability to compete in our industry could be materially adversely affected.

In addition, any borrowings under our current credit facilities bear interest in fluctuating interest rates based on the Secured Overnight Financing Rate (SOFR), which replaced London Interbank Offered Rate (LIBOR) as the reference rate under our credit facilities. There can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, which may result in increased volatility in the interest rates payable under our credit facilities and potentially increase our funding costs.

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our subsidiaries’ financial flexibility and ability to implement certain transactions. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our Credit Agreement. Additionally, our current credit facilities mature in October 2028 and October 2030. We may not be able to renegotiate or obtain additional or new financing on a timely basis or on terms favorable or acceptable to us. If we are unable to refinance or otherwise fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, and ability to compete in our industry could be materially adversely affected. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a description of the restrictive covenants in our debt agreements.

Our insurance coverage may be inadequate or expensive.

We maintain voluntary and required insurance coverages, including, among others, general liability, property, director and officer, technical professional liability, media liability, network cybersecurity and privacy liability, investment advisory professional liability, fidelity bond, and worker’s compensation/employers liability at a significant annual cost, which is generally expected to increase over time. While we endeavor to maintain coverage that we feel is appropriate to our operations, size, and general risk profile, certain types of claims may not be covered by this insurance. Further, we are unable to predict with certainty the frequency, nature, or magnitude of claims under our policies or our actual claims recovery experience. Our business may be negatively affected if insurance coverage proves to be inadequate or unavailable on acceptable terms or at all.

Risks Related to Ownership of Our Common Stock

The concentrated ownership position of Joe Mansueto could adversely affect our other shareholders.

As of December 31, 2025, Joe Mansueto, our Executive Chairman and Chairman of the Board, owned approximately 37.5% of our outstanding common stock. While Joe has reduced his share ownership of the company in recent years as part of a personal plan to diversify his assets, his concentrated ownership position gives him substantial influence over substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of a significant portion of our assets. This concentration of ownership may disincentivize other shareholders from proposing the election of other persons to our board of directors, delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving Morningstar, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, or result in actions that may be opposed by other shareholders.

Our stock price may not reflect our assessment of intrinsic value and future sales of our common stock by our significant shareholders and fluctuations in our operating results may negatively affect our stock price.

We believe our business has relatively high fixed costs, mainly for compensation and benefits, and low variable costs, making our operating results sensitive to revenue fluctuations. A decline in our revenue may lead to a proportionally larger drop in operating income. As a result of managing our business with a long-term view, we typically do not make significant adjustments to our strategy or cost structure in response to short-term changes. For example, if the US economy were to experience prolonged inflationary pressures, increased compensation and other expenses, could adversely impact our operating results. As we do not provide earnings guidance and our executive team generally doesn’t take individual meetings with investors and analysts, and given limited analyst coverage of our stock, our stock price may not now, or in the future, reflect the intrinsic value of our business and assets.For example, recent market sentiment regarding the impact of AI on software and data company growth prospects has driven meaningful sector-wide stock price declines, including Morningstar's, despite strong operating performance. Additionally, we opportunistically repurchase shares of our common stock when we believe that valuations are attractive relative to our assessment of our intrinsic value. However, the repurchases we make may not yield positive returns in the future and may not create value or increase investor confidence in our stock. If our results or metrics fall short of expectations, our stock price and trading volume may decrease.

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

We have historically paid cash dividends on our common stock, but there is no guarantee that such dividends will continue in the future. Whether our Board authorizes future dividends will depend on a number of factors, including, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors. Moreover, our Board may determine not to repurchase shares of our common stock pursuant to the share repurchase program we authorized on October 29, 2025. Refer to Note 18 of our Notes to our Consolidated Financial Statements for more information regarding our share repurchase program. Any failure to repurchase stock after we have announced our intention to do so may adversely impact our reputation and investor confidence in us and may adversely impact our stock price.

The existence of our share repurchase program could cause our stock price to be higher than it otherwise would and could potentially reduce the market liquidity for our stock. Repurchase programs are also subject to potential excise tax under the Inflation Reduction Act of 2022.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the SEC regarding our periodic or current reports under the Exchange Act.

Item 1C. Cybersecurity

The purpose of our information security program is to enable the business to effectively identify, assess, prioritize, and manage cybersecurity risk in order to support our long-term corporate objectives and to protect our employees, customers, and company assets from threats to our information systems. Cybersecurity is a critical component of our enterprise risk management, and the company has identified cybersecurity as one of the key risk categories it faces.

Risk Management and Strategy

Morningstar takes a risk-based approach for managing its cybersecurity program. The program is evaluated biennially, including against the NIST Cybersecurity Framework, most recently in 2024. The outcome of these reviews, as well as any changes implemented as a result of these reviews, are reported to the audit committee of our board of directors (the Audit Committee).

Morningstar deploys various safeguards to help protect against cybersecurity threats, including but not limited to, anti-malware (EDR) tools, email security, web filtering, multi-factor authentication and single-sign-on, regular patch cadence and vulnerability management, and hardened laptops with full disk encryption and admin permissions removed. For in-house developed software, Morningstar deploys various security tools to detect vulnerabilities, including but not limited to, static application security and dynamic application security testing, software composition analysis tooling, cloud security posture management, and central logging. We engage a third-party to conduct a NIST CSF assessment to measure the completeness and readiness of our cybersecurity program and have a third-party perform a security assessment of our network annually. Additionally, we have application security assessments and SOC 2 certifications performed by a third-party on products where we deem them beneficial.

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

The InfoSec Team, under the supervision of the chief information security officer (CISO), has also implemented processes to evaluate cybersecurity controls of third-party service providers. As part of the company’s processes for engaging vendors, subcontractors and other third-parties, the InfoSec Team evaluates any such entities that may process confidential information prior to conducting business with them.We also conduct periodic assessments of the security posture of critical third party vendors through the use of formal questionnaires and a review of pertinent documentation provided by those parties, to confirm their continued adherence to our security standards.

Employees undergo annual security awareness training, and a quarterly phishing exercise is conducted. Quarterly security incident tabletop exercises are conducted with appropriate stakeholders to practice response procedures, and an annual tabletop exercise is conducted with the executive leadership team to test our enterprise resilience. The enterprise resilience team manages both disaster recovery as well as business continuity plans in preparation to recover from high-impact events.

We believe that currently we have not encountered a cybersecurity event that has had a material impact on our business, financial condition, or results of our operation. We continue to invest in our IT security infrastructure, InfoSec Program and to enhance our internal controls and processes to help assess, identify, and protect against cybersecurity threats to our business. For a discussion of the risks cybersecurity threats pose to our business strategy, results of operations, and financial condition, please see “Item 1A. Risk Factors — Risks Related to Our Information Technology and Security” in this Report.

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

Our Board of Directors has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee reviews and discusses with management risks relating to our cybersecurity and data privacy practices and has oversight of our cybersecurity risks. Our Chief Information Officer (CIO) and CISO provide an update to the Audit Committee at each of its regular meetings, which covers recent trends, identifies emergent risks to our technology infrastructure, Disaster Recovery (DR) plan statistics, employee training metrics, and major updates on security assessments and threat landscape as needed. The Audit Committee is also provided a summary of events and reporting on how any such events were resolved.

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

The Cyber Committee consists of the CIO, the CISO, the chief privacy officer, the chief legal officer, the head of corporate communications, and representatives of the affected business unit and/or their respective delegates.

Item 2. Properties

As of December 31, 2025, we leased approximately 497,000 square feet of office space for our US operations, with approximately half of the space for our corporate headquarters located in Chicago, Illinois. We also lease approximately 796,000 square feet of office space in 20 other countries around the world, including approximately 456,000 square feet in Mumbai, India and approximately 82,000 square feet in Toronto, Canada. We believe that our existing and planned office facilities, which are used by all of our segments, are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

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

As of February 6, 2026, there were 495 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

We paid four quarterly dividends during 2025. In the fourth quarter of 2025, we announced an increase of our quarterly cash dividend from 45.5 cents per share to 50.0 cents per share. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 50.0 cents per share in 2026.

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

The table below presents information related to repurchases of common stock we made during the three months ended December 31, 2025. Refer to Note 18 of the Notes to our Consolidated Financial Statements for more information regarding our share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (a)
October 1, 2025 - October 31, 2025	424,282	$224.57	424,282	$990,017,520
November 1, 2025 - November 30, 2025	893,808	$212.57	893,808	$800,019,757
December 1, 2025 - December 31, 2025	462,169	$216.38	462,169	$700,017,506
Total	1,780,259	$216.42	1,780,259
______________________________________
(a) Repurchases effected pursuant to the $500.0 million 2022 Share Repurchase Program (announced December 6, 2022), which has since been completed and replaced by the $1.0 billion 2025 Share Repurchase Program effective October 31, 2025 (announced October 29, 2025).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as under "Item 1—Business" and other sections of this Report, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as "aim," “committed,” “consider,” “estimate,” “future,” “goal,” “is designed to,” “maintain,” “may,” “might,” “objective,” “ongoing,” “could,” “expect,” “intend,” “plan,” “possible,” “potential,” “anticipate,” “believe,” “predict,” “prospects”, “continue,” “seek,” “strategy,” “strive,” “will,” “would,” "determine," "evaluate," or the negative thereof, and similar expressions. These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•failing to achieve the anticipated benefits of the Center for Research in Security Prices, LLC (CRSP) acquisition;
•failing to maintain and protect our brand, independence, and reputation;
•failing to prevent and/or mitigate cybersecurity events and the failure to protect confidential information, including personal information about individuals;
•changing economic and market conditions, including prolonged volatility, recessions, or downturns affecting the financial, data and software sectors and global financial markets, fluctuating interest rates, and the impacts of global trade policies, may negatively impact our financial results, including those of our asset-based businesses;
•compliance failures, regulatory action, or changes in or expansion of laws applicable to our regulated businesses;
•failing to innovate or streamline our product and service offerings or meet or anticipate our clients’ changing needs;
•the impact of AI technologies on our business, as well as legal and reputational risks as they are incorporated into our products and tools;
•failing to detect errors in our products or methodology or our products performing improperly due to defects, malfunctions, or similar problems;
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
•our strategic transactions, acquisitions, dispositions, and investments in companies or technologies failing to yield expected business or financial benefits, negatively impacting our operating results and our ability to deliver long-term value to shareholders;
•triggering events for impairment of goodwill or assets;
•failing to maintain growth across our businesses due to changes in geopolitics and the regulatory landscape;
•failing to recognize deferred revenue;
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
•our ability to repurchase shares of our common stock;
•our ability to maintain existing business and renewal rates and to gain new business;
•the impact of recently issued accounting pronouncements on our consolidated financial statements and related disclosures;
•impact on our stock price due to market conditions, future sales of our common stock and fluctuations in our operating results; and
•failing to protect our intellectual property rights or claims of intellectual property infringement against us.

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

This section includes comparisons of certain 2025 financial information to the same information for 2024. Year-to-year comparisons of the 2024 financial information to the same information for 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

Our strategy is to deliver insights and experiences that make us essential to the investor workflow.

Segments

The company has seven operating segments which are presented as the following five reportable segments: Morningstar Direct Platform, PitchBook, Morningstar Credit, Morningstar Wealth, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Prior-period segment information is presented in a manner consistent with how current-period segment information is presented and reviewed by the chief operating decision maker (CODM). For additional information about our segment reporting, refer to Note 6 of the Notes to our Consolidated Financial Statements in Part II of this Report.

Revenue

We offer an extensive line of investment-related products and services for individual and institutional investors in public and private capital markets, financial advisors and wealth managers, alliances and redistributors, asset managers, retirement plan providers, advisors and sponsors, and issuers of fixed-income securities.

Our segments sell many of our research and data products and services through license agreements on either a per user or enterprise-basis. Morningstar Direct Platform and PitchBook generate most of our license-based revenue. Our license agreements typically range from one to three years and are accounted for as subscription services available to customers and not as licenses under the accounting guidance.

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

Deferred Revenue

We invoice some of our clients and collect cash in advance of providing services or fulfilling subscription services to our customers. Deferred revenue totaled $607.1 million, of which $586.1 million was classified as a current liability with an additional $21.0 million included in long-term liabilities, at the end of 2025. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our agreements.

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

• Depreciation and amortization. Our capital expenditures mainly relate to capitalized software development costs, information technology equipment, and leasehold improvements. We amortize capitalized software development costs on a straight-line basis over their estimated economic life, generally three years. We depreciate property and equipment using the straight-line method based on the useful lives of the assets, which range from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We also include amortization related to identifiable intangible assets, which is mainly driven by acquisitions, in this category. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 20 years.

International Operations

As of December 31, 2025, we had wholly-owned subsidiaries in 31 countries outside of the US and included their results of operations and financial condition in our consolidated financial statements. We also have investments outside of the US, and where we have significant influence, we apply the equity method of accounting.

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

We provide the following measures that can help investors generate their own assessment of how our intrinsic value has changed over time:

    •    Revenue;
    •    Operating Income;
    •    Operating Margin; and
    •    Operating Cash Flow.

Non-GAAP Measures

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

We present free cash flow as a supplemental disclosure to help investors better understand how much cash is available after making capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business, and it should not be considered an indicator of liquidity.

In addition to the measures described above, we calculate revenue renewal rates to evaluate how successful we've been in maintaining existing business for products and services that have revenue associated with periodic renewals. We use the annual contract value method, which tracks the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. In 2025, we revised our annual renewal rate methodology to include changes in the contract value in the renewal amount, including updates made mid-contract. Prior to 2025, mid-contract updates were not included except in the calculation of PitchBook's revenue renewal rate. We use the actual revenue for the previous comparable fiscal period as the base rate for calculating the renewal percentage. The renewal rate excludes setup and customization fees and contract renewals that were pending as of mid-January 2026.

Regulatory Trends Affecting Our Business

In addition to the industry developments described under Part I, Item 1. Business - "Our Strategy," there are several longer-term regulatory trends we consider relevant to our business, as summarized below and as described in more detail in Part I, Item 1. Business - “Government Regulation” and in Part I, Item 1A - “Risk Factors” of this Report. The increased complexity and extent of regulation globally is a challenge for both Morningstar and its clients, and we continue to invest in our compliance organization, processes, and controls. Additionally, current regulatory uncertainty in the US — including changes and the pace of changes enacted by the current presidential administration and related leadership changes at US government agencies such as the US Securities and Exchange Commission, as well as recent and potential future US Supreme Court rulings — may impact our business.

EU and UK Regulatory Divergence

For our regulated businesses in the UK and EU, following the UK’s Financial Services and Markets Act 2023, there is a growing risk of divergence between the specifics of the EU and UK regulatory regimes, as the UK continues to adapt its post-Brexit financial services regulatory framework and tailors its rules to suit the UK market, while seeking to strengthen its position in wholesale markets more generally.

With respect to our credit ratings business, divergence risks further increase the costs and complexity of regulatory compliance. The UK Financial Conduct Authority issued a five-year strategy in early 2025. Morningstar’s wealth management business has noted no immediate impact but continues to monitor and evaluate for any divergence risks.

Increased ESG Regulation and Scrutiny

Interest from investors, regulators, and other relevant stakeholders in firms adopting ESG-related business and strategies persists. Morningstar is impacted by these trends on a corporate level, as a US public company with international operations, and on a business level. Specifically, we anticipate that this area will experience further regulatory developments likely to have long-term impacts on our delivery of products and services, customer interactions, physical operations, technology systems, and dependencies on third parties.

Morningstar is monitoring proposed ESG-related laws and regulations in the US, EU, and in other jurisdictions relevant to its business activities, including those developments aimed at limiting or challenging ESG-related practices. The future of any US regulation of sustainability matters is uncertain and may not align with current or future regulations in other jurisdictions, including the EU. These and other potential regulations may impact not only the scope of our disclosure obligations and the products and services we provide to customers but also present an opportunity to guide and inform investors who are looking to understand the regulations and develop their own workflows to support their compliance with new requirements.

The politicization of ESG-related business activities and investments has increased in recent years, particularly in the US. This politicization may result in Morningstar facing heightened scrutiny in this regard, and may result in the company incurring increased costs in addressing related inquiries. Morningstar continues to closely monitor the ESG landscape.

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

The introduction of the EU’s Digital Operational Resilience Act (DORA) corresponds with a growing concern among financial services regulators as to the increasing influence of information technology service providers, and the risks to financial stability posed by dependency on those firms. Ensuring resiliency necessarily captures group (rather than individual entity) arrangements and is therefore both costly and complex. Morningstar is monitoring related developments in other countries that may follow the EU’s lead.

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

Other Regulatory Trends

Global Anti-Money Laundering (AML) and Know Your Customer (KYC) regulations are expanding. For example, the EU’s enactment of its 6th AML Directive, enhanced beneficial‑ownership verification under the US Corporate Transparency Act, and instituted stricter risk‑based standards from the Financial Action Task Force (FATF). These developments increase compliance complexity for financial services providers and their affiliates. For Morningstar, this may require additional investment in technology, data quality, and due‑diligence processes, as well as increased oversight of third‑party vendors. Morningstar is actively monitoring all relevant updates to AML and KYC regulation to ensure compliance with its obligations.

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

Consolidated Results

Key metrics (in millions)	2025	2024	Change
Revenue	$2,445.5	$2,275.1	7.5%
Operating income	526.6	484.8	8.6%
Operating margin	21.5%	21.3%	0.2 pp

Cash provided by operating activities	$589.7	$591.6	(0.3)%
Capital expenditures	(147.1)	(142.7)	3.1%
Free cash flow	$442.6	$448.9	(1.4)%

Cash used for investing activities	$(139.3)	$(21.3)	NMF
Cash used for financing activities	$(514.7)	$(384.4)	33.9%
 __________________________________________________________________________________________
pp — percentage points
NMF — not meaningful

Consolidated Revenue

Revenue by type
(in millions)	2025	2024	Change
Morningstar Direct Platform
License-based	$829.1	$786.7	5.4%
Asset-based	—	—	—%
Transaction-based	1.5	1.4	7.1%
Morningstar Direct Platform total	$830.6	$788.1	5.4%

PitchBook
License-based	$664.5	$611.6	8.6%
Asset-based	—	—	—%
Transaction-based	7.3	6.8	7.4%
PitchBook total	$671.8	$618.4	8.6%

Morningstar Credit
License-based	$20.7	$16.4	26.2%
Asset-based	—	—	—%
Transaction-based	333.7	274.7	21.5%
Morningstar Credit total	$354.4	$291.1	21.7%

Morningstar Wealth
License-based	$74.0	$80.4	(8.0)%
Asset-based	142.5	142.3	0.1%
Transaction-based	34.9	25.7	35.8%
Morningstar Wealth total	$251.4	$248.4	1.2%

Morningstar Retirement
License-based	$1.7	$1.8	(5.6)%
Asset-based	135.9	125.3	8.5%
Transaction-based	—	—	—%
Morningstar Retirement total	$137.6	$127.1	8.3%

Corporate and All Other (1)
License-based	$129.2	$128.2	0.8%
Asset-based	64.6	65.6	(1.5)%
Transaction-based	5.9	8.2	(28.0)%
Corporate and All Other total	$199.7	$202.0	(1.1)%

License-based	$1,719.2	$1,625.1	5.8%
Asset-based	343.0	333.2	2.9%
Transaction-based	383.3	316.8	21.0%
Consolidated revenue	$2,445.5	$2,275.1	7.5%
______________________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenue. Revenue from Morningstar Sustainalytics was $112.0 million in 2025 and $117.3 million in 2024. Revenue from Morningstar Indexes was $87.7 million in 2025 and $84.7 million in 2024.

Our consolidated revenue rose $170.4 million, or 7.5%, in 2025, with foreign currency movements increasing revenue by $12.7 million.

License-based revenue, which represents subscription services available to customers, increased 5.8%, or 5.6% on an organic basis. Reported and organic revenue growth were primarily driven by strong demand for PitchBook and Morningstar Direct Platform products.

Asset-based revenue increased 2.9%, or 7.8% on an organic basis, with both reported and organic revenue growth reflecting increases in Morningstar Retirement and Morningstar Wealth.

Transaction-based revenue increased 21.0%, or 20.5% on an organic basis, primarily due to growth in Morningstar Credit.

Organic revenue

Organic revenue increased 8.0% in 2025, driven primarily by strong performance from Morningstar Credit, PitchBook, and Morningstar Direct Platform.

Contributors to Revenue Growth

22.3%
10.1%
9.0%
11.6%
7.5%
2021
2022
2023
2024
2025

	2021	2022	2023	2024	**2025**
Acquisitions, divestitures, and accounting changes	2.8%	2.0%	1.7%	(0.2%)	**(1.0%)**
Effect of foreign currency translations	1.9%	(2.7%)	(0.2%)	0.0%	**0.5%**
Organic growth	17.6%	10.8%	7.5%	11.8%	**8.0%**
Total	22.3%	10.1%	9.0%	11.6%	**7.5%**

The table below shows a reconciliation of organic revenue to the most directly comparable GAAP financial measure.

(in millions)	2025	2024	Change
Consolidated revenue	$2,445.5	$2,275.1	7.5%
Acquisitions	(3.4)	—	NMF
Divestitures	(11.3)	(36.5)	NMF
Effect of foreign currency translations	(12.7)	—	NMF
Organic revenue	$2,418.1	$2,238.6	8.0%

Revenue by geographical area

(in millions)	2025	2024	Change
United States	$1,754.9	$1,638.8	7.1%

Asia	48.0	49.6	(3.2)%
Australia	65.3	62.4	4.6%
Canada	154.9	140.4	10.3%
Continental Europe	219.6	203.8	7.8%
United Kingdom	189.8	167.4	13.4%
Other	13.0	12.7	2.4%
Total International	690.6	636.3	8.5%

Consolidated revenue	$2,445.5	$2,275.1	7.5%

International revenue accounted for approximately 28% of our consolidated revenue in 2025 and 2024. Approximately 59% of international revenue was generated from Continental Europe and the UK in 2025. Revenue from international operations increased $54.3 million, or 8.5%, driven by strong demand for products across Morningstar Credit, Morningstar Direct Platform, and Morningstar Wealth.

Revenue Renewal Rates

As discussed in How We Evaluate Our Business, we calculate revenue renewal rates to assess our success in retaining business for products and services with renewable revenue streams. The renewal rate for license‑based products reflects several factors, including the impact of price changes, increases in the number of users or client bases at renewal, client cancellations, and other changes to contract value upon renewal. As a result, renewal rates may be above or below 100%. In 2025, we revised our annual renewal rate methodology as discussed in more detail in How We Evaluate Our Business. In addition, the revenue renewal rate for Morningstar Advisor Workstation was not available in 2025 due to ongoing updates to our billing system and a product transition.

Consolidated Operating Results

(in millions)	2025	2024	Change
Cost of revenue	$952.9	$895.7	6.4%
% of revenue	39.0%	39.4%	(0.4)	pp
Sales and marketing	467.0	441.0	5.9%
% of revenue	19.1%	19.4%	(0.3)	pp
General and administrative	334.0	327.2	2.1%
% of revenue	13.7%	14.4%	(0.7)	pp
Depreciation and amortization	189.9	190.4	(0.3)%
% of revenue	7.7%	8.3%	(0.6)	pp
Total operating expense	$1,943.8	$1,854.3	4.8%
% of revenue	79.5%	81.5%	(2.0)	pp

Cost of revenue

Cost of revenue increased $57.2 million, or 6.4%, in 2025. Higher compensation expense of $44.0 million was the largest contributor to the increase, primarily driven by an increase in salaries related in part to the company's annual merit increase and higher severance costs of $14.4 million in 2025 related to the targeted reorganizations in certain areas of the business including Morningstar Sustainalytics and Morningstar Direct Platform as well as the sunsetting of Morningstar Wealth's Office product.

Sales and marketing

Sales and marketing expense increased $26.0 million, or 5.9%, in 2025. Higher compensation expense of $15.5 million was the largest contributor, mainly due to severance costs associated with targeted reorganizations in PitchBook, as well as increased sales commission expense and salaries. Advertising and marketing costs increased $7.2 million during 2025 due to increased costs associated with marketing and brand campaigns, as well as paid advertising.

General and administrative

General and administrative expense increased $6.8 million, or 2.1%, in 2025. Higher compensation expense was the largest contributor to the increase, driven primarily by higher company-sponsored benefits and salaries.

Depreciation and amortization

Depreciation and amortization decreased $0.5 million, or 0.3% in 2025, primarily due to a decrease in intangible amortization expense, which was partially off set by an increase in depreciation expense. Depreciation expense increased primarily due to higher capitalized software costs for product enhancements in prior periods.

Intangible amortization expense decreased as certain intangible assets from some of our earlier acquisitions became fully amortized.

Gain on sale of customer assets

We recorded a $22.7 million gain in 2025 from the contingent payment related to the sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform (TAMP) to AssetMark (sale of US TAMP assets), compared to a $64.0 million gain in 2024. Refer to Note 10 of the Notes to our Consolidated Financial Statements for additional information.

Consolidated Operating Income and Operating Margin

(in millions)	2025	2024	Change
Operating income	$526.6	$484.8	8.6%
Operating margin	21.5%	21.3%	0.2	pp

Consolidated operating income increased $41.8 million, or 8.6%, in 2025, reflecting an increase in revenue of $170.4 million and a $22.7 million contingent payment gain related to the company's sale of US TAMP assets in 2024, partially offset by an $89.5 million increase in operating expense. During 2024, the company recorded a $64.0 million gain related to the company's sale of US TAMP assets. Operating margin was 21.5% in 2025, an increase of 0.2 percentage points compared with 2024. Excluding the gain on the sale of US TAMP assets during both periods, reported operating income would have increased 19.7%. The gain on the sale of US TAMP assets had a 0.9 and 2.8 percentage point impact on operating margin in 2025 and 2024, respectively.

Adjusted Operating Income and Adjusted Operating Margin

We reported adjusted operating income of $582.9 million in 2025 compared with $493.8 million in 2024. The table below shows a reconciliation of adjusted operating income to the most directly comparable GAAP financial measure.

(in millions)	2025	2024	Change
Operating income	$526.6	$484.8	8.6%
Intangible amortization expense	59.8	64.5	(7.3)%
M&A-related expenses	21.4	8.5	151.8%
Other non-recurring items (1)	(24.9)	(64.0)	NMF
Adjusted operating income	$582.9	$493.8	18.0%

Morningstar Direct Platform	$369.4	$355.4	3.9%
PitchBook	210.1	186.4	12.7%
Morningstar Credit	114.8	75.6	51.9%
Morningstar Wealth	9.6	(9.3)	NMF
Morningstar Retirement	67.7	65.6	3.2%
Corporate and All Other (2)	(188.7)	(179.9)	NMF
Adjusted operating income	$582.9	$493.8	18.0%

We reported adjusted operating margin of 23.8% in 2025 and 21.7% in 2024. The table below shows a reconciliation of adjusted operating margin to the most directly comparable GAAP financial measure.

	2025	2024	Change
Operating margin	21.5%	21.3%	0.2 pp
Intangible amortization expense	2.4%	2.8%	(0.4) pp
M&A-related expenses	0.9%	0.4%	0.5 pp
Other non-recurring items (1)	(1.0)%	(2.8)%	1.8 pp
Adjusted operating margin	23.8%	21.7%	2.1 pp
______________________________________________________________________________________________________
(1) Other non-recurring items primarily reflect the gain on sale of US TAMP assets for the years ended December 31, 2025 and 2024.

(2) Corporate and All Other includes unallocated corporate expenses of $186.1 million in 2025 and $181.4 million in 2024, as well as adjusted operating income/loss from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Direct Platform

The following table presents the results for Morningstar Direct Platform:

(in millions)	2025	2024	Change
Revenue	$830.6	$788.1	5.4%
Adjusted operating income	$369.4	$355.4	3.9%
Adjusted operating margin	44.5%	45.1%	(0.6) pp

Morningstar Direct Platform total revenue increased $42.5 million, or 5.4%, in 2025. Revenue grew 5.7% on an organic basis, driven by increases in Morningstar Direct and Morningstar Data. Organic revenue growth excludes revenue associated with the divested Commodity and Energy Data business beginning in the fourth quarter of 2024 and foreign currency impact.

Starting in the first quarter of 2025, the company changed the name of this reportable segment to Morningstar Direct Platform. It also changed the composition of the key product areas within the segment (Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation). There were no changes to the overall composition of the reportable segment.

Morningstar Data contributed $34.8 million to Morningstar Direct Platform revenue growth, with revenue increasing 9.0%, or 7.4% on an organic basis. Revenue growth was driven in part by expansion with existing clients supported by new use cases, with particular strength in managed investment data and Morningstar Essentials.

Morningstar Direct contributed $19.3 million to Morningstar Direct Platform revenue growth, with revenue increasing 6.9%, or 5.8%, on an organic basis reflecting growth across all major geographies supported by increased revenue per license and expansion with existing clients in reporting solutions. Morningstar Direct licenses were flat compared to the prior-year period.

Morningstar Direct Platform adjusted operating income increased $14.0 million, or 3.9%, and adjusted operating margin decreased 0.6 percentage points in 2025. The decline in adjusted operating margin reflected higher compensation costs due to annual merit increases and severance costs, the impact of the sale of the company’s Commodity and Energy Data business in 2024, and higher depreciation related to capitalized software costs for prior-period product enhancements. Morningstar Direct Platform's adjusted operating income includes the impact of $4.3 million in severance costs primarily related to targeted reorganizations.

Morningstar Direct Platform depreciation expense was $44.7 million and $37.9 million for 2025 and 2024, respectively.

PitchBook

The following table presents the results for PitchBook:

(in millions)	2025	2024	Change
Revenue	$671.8	$618.4	8.6%
Adjusted operating income	$210.1	$186.4	12.7%
Adjusted operating margin	31.3%	30.1%	1.2 pp

PitchBook total revenue increased $53.4 million, or 8.6%, in 2025. Revenue grew 8.5% on an organic basis.

Growth was primarily driven by the PitchBook platform with contributions from the small-but-growing direct data business. PitchBook platform growth drivers reflected strength in PitchBook's core investor and advisor client segments. This was partially offset by continued softness in the corporate client segment, especially with smaller firms with more limited use cases. PitchBook licensed users were relatively flat compared to the prior-year period, reflecting the addition of new logos offset by churn.

PitchBook adjusted operating income increased $23.7 million, or 12.7%, and adjusted operating margin increased 1.2 percentage points in 2025. The increase in adjusted operating income and margin was primarily driven by higher revenue, partially offset by increased compensation costs. The increase in compensation was primarily driven by higher salaries resulting from annual merit increases, while headcount remained largely flat compared to the prior-year period. PitchBook's adjusted operating income includes the impact of $4.5 million in severance costs primarily related to targeted reorganizations.

PitchBook depreciation expense was $33.6 million and $31.8 million for 2025 and 2024, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

(in millions)	2025	2024	Change
Revenue	$354.4	$291.1	21.7%
Adjusted operating income	$114.8	$75.6	51.9%
Adjusted operating margin	32.4%	26.0%	6.4 pp

Morningstar Credit total revenue increased $63.3 million, or 21.7%, in 2025. Revenue increased 20.9% on an organic basis. Revenue grew across asset classes and geographies supported by a healthy issuance market, with particular strength in US commercial mortgage- and asset-backed securities ratings revenue and Canadian and European corporate ratings revenue. Organic revenue growth excludes revenue associated with the Dealview Technologies Limited (DealX) acquisition, which was completed in the first quarter of 2025, and foreign currency impact.

Morningstar Credit adjusted operating income increased $39.2 million, or 51.9%, and adjusted operating margin increased 6.4 percentage points in 2025. Adjusted operating income and margin growth in 2025 was driven by higher revenue, partially offset by higher compensation costs. The increase in compensation was primarily driven by higher salaries and benefits due to increased headcount to support growth and higher bonus expense, reflecting strong performance relative to targets.

Morningstar Credit depreciation expense was $8.1 million and $8.9 million for 2025 and 2024, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

(in millions)	2025	2024	Change
Revenue	$251.4	$248.4	1.2%
Adjusted operating income (loss)	$9.6	$(9.3)	NMF
Adjusted operating margin	3.8%	(3.7)%	7.5 pp

Morningstar Wealth total revenue increased $3.0 million, or 1.2%, in 2025. Revenue grew 7.8% on an organic basis, primarily driven by growth in Investment Management and increased advertising sales. Organic revenue growth excludes platform revenue associated with US TAMP assets sold to AssetMark, interim service fees received from AssetMark, and foreign currency impact. Reported and organic revenue growth includes a $5.1 million negative impact from the ongoing sunsetting of Morningstar Office.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag for certain Investment Management products including Morningstar Model Portfolios. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Wealth AUMA:

	As of December 31,
(in billions)	2025	2024	Change
Morningstar Model Portfolios	$51.8	$43.8	18.3%
Institutional Asset Management	5.9	7.0	(15.7)%
Asset Allocation Services	15.1	11.5	31.3%
Investment Management (total)	$72.8	$62.3	16.9%

Investment Management contributed $0.2 million to Morningstar Wealth revenue growth, with revenue increasing 0.1% on a reported or 12.3% on an organic basis. Growth was primarily supported by higher revenue for Morningstar Model Portfolios and the International Wealth Platform. Reported AUMA, calculated using the most recently available average quarterly or monthly data, increased 16.9% to $72.8 billion compared with the prior year. The increase in AUMA was helped by strong market performance, which drove higher asset values, and positive net flows to Morningstar Model Portfolios on third-party platforms and to the International Wealth Platform, partially offset by net outflows related to the sale of US TAMP assets to AssetMark.

Morningstar Wealth adjusted operating income increased $18.9 million and adjusted operating margin increased 7.5 percentage points in 2025. Morningstar Wealth's adjusted operating income (loss) in the current and prior-year quarter excludes the gain on the sale of US TAMP assets, as well as related expenses.

Morningstar Wealth depreciation expense was $14.9 million and $18.5 million for 2025 and 2024, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

(in millions)	2025	2024	Change
Revenue	$137.6	$127.1	8.3%
Adjusted operating income	$67.7	$65.6	3.2%
Adjusted operating margin	49.2%	51.6%	(2.4) pp

Morningstar Retirement total revenue increased $10.5 million, or 8.3%, on both a reported and organic basis, in 2025. AUMA, calculated using the most recently available average quarterly or monthly data, increased 10.6% to $305.2 billion compared with the prior year, reflecting market gains and positive net flows, supported by strong growth in traditional and Advisor Managed Accounts, fiduciary services, and custom models.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of December 31,
(in billions)	2025	2024	Change
Managed Accounts	$190.4	$160.4	18.7%
Fiduciary Services	72.8	65.8	10.6%
Custom Models/CITs	42.0	49.7	(15.5)%
Morningstar Retirement (total)	$305.2	$275.9	10.6%

Morningstar Retirement adjusted operating income increased $2.1 million, or 3.2%, and adjusted operating margin decreased 2.4 percentage points in 2025. The decline in adjusted operating margin was primarily driven by higher compensation costs, which included the impact of the annual merit increase and increased commissions, as well as higher marketing expenses, including costs related to campaign tracking and management.

Morningstar Retirement depreciation expense was $10.4 million and $10.0 million for 2025 and 2024, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

In 2025, Corporate and All Other revenue decreased $2.3 million, or 1.1% on a reported basis.

Morningstar Sustainalytics revenue decreased $5.3 million or 4.5%. Organic revenue decreased 7.1%, largely driven by the continued streamlining of the licensed-ratings offering as the company transitions to a model focused on licensing the use and distribution of existing ratings and underlying data, as well as softness in second-party opinions.

Morningstar Indexes revenue increased $3.0 million or 3.5%. Organic revenue increased 3.4% primarily driven by higher licensed data revenue. Market performance and net inflows over the trailing 12-months increased asset value linked to Morningstar Indexes of 19.6% to $252.3 billion.

Non-operating income (expense), net, Equity in investments of unconsolidated entities, and Effective tax rate and Income tax expense

Non-operating income (expense), net

The following table presents the components of non-operating income (expense), net:

(in millions)	2025	2024
Interest income	$11.4	$12.2
Interest expense	(40.0)	(49.9)
Gain on sale of business	—	45.3
Other income (expense), net	1.0	(1.1)
Non-operating income (expense), net	$(27.6)	$6.5

Interest income reflects interest from our cash, cash equivalents, and investment portfolio. Interest expense mainly relates to the Amended 2022 Credit Agreement, the 2025 Credit Agreement, and the 2030 Notes.

Effective September 30, 2024, we sold our Commodity and Energy Data business from the Morningstar Direct Platform segment for a purchase price of $52.4 million. In the third quarter of 2024, we recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income. Refer to Note 10 of the Notes to our Consolidated Financial Statements for additional information.

Other income (expense), net primarily consists of foreign currency exchange gains (losses) and gains (losses) on investments.

Equity in investments of unconsolidated entities

(in millions)	2025	2024
Equity in investments of unconsolidated entities	$(3.3)	$(17.4)

Equity in investments of unconsolidated entities primarily reflects losses from our unconsolidated entities and impairment. We recorded a $12.4 million impairment loss in 2024 related to our investment in SmartX Advisory Solutions. We describe our investments in unconsolidated entities in more detail in Note 11 of the Notes to our Consolidated Financial Statements.

Effective tax rate and income tax expense

The following table summarizes the components of our effective tax rate:

(in millions)	2025	2024
Income before income taxes and equity in investments of unconsolidated entities	$499.0	$491.3
Equity in investments of unconsolidated entities	(3.3)	(17.4)
Income before income taxes	$495.7	$473.9
Income tax expense	$121.5	$104.0
Effective tax rate	24.5%	21.9%

Our effective tax rate in 2025 was 24.5%, an increase of 2.6 percentage points, compared with 21.9% in the prior year. The company's 2024 effective tax rate was favorably impacted by the book gain in excess of taxable gain on the sale of its Commodity and Energy Data business and was offset by deferred taxes that we recorded with respect to unremitted foreign earnings.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly different than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to be effective. Pillar Two did not have a material impact to our consolidated financial statements as of December 31, 2025. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBB) was enacted in the United States. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of December 31, 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents, and investments of $528.7 million, down $22.3 million from the prior year.

Cash provided by operating activities is our main source of cash. In 2025, cash provided by operating activities was $589.7 million, reflecting $560.8 million of net income adjusted for non-cash items and $28.9 million in changes from our net operating assets and liabilities. Cash provided by operating activities decreased $1.9 million, from $591.6 million in 2024 primarily driven by higher income tax and bonus tax payments, largely offset by higher cash earnings.

Cash used for investing activities increased $118.0 million from $21.3 million in 2024 to $139.3 million in 2025. In 2025, we paid a total of $39.0 million, net of cash acquired, related to acquisitions. We received $22.7 million and $65.0 million in proceeds from sale of US TAMP assets in 2025 and 2024, respectively. We also received $52.4 million in proceeds from the sale of our Commodity and Energy Data business during 2024.

Cash used for financing activities increased $130.3 million from $384.4 million in 2024 to $514.7 million in 2025. Financing cash flows reflected a $775.4 million increase in share repurchase activity in 2025, offset by $375.0 million net proceeds from our financing arrangements in 2025 as compared to $274.4 million net repayments in 2024.

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

Approximately 81% of our cash, cash equivalents, and investments were held by our operations outside the US as of December 31, 2025, up from 76% as of December 31, 2024. In the fourth quarter of 2024, we determined $142.0 million in earnings of certain of our foreign subsidiaries to be no longer permanently reinvested. During 2025, we completed a one-time repatriation of these earnings totaling $150.0 million to the US. We generally consider the remainder of the accumulated undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested, and it is not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings. The amount of indefinitely reinvested earnings is based on our estimates and assumptions. This amount is subject to change in the normal course of business as we evaluate operational cash flows, working capital and regulatory requirements, investment needs, and other factors. Accordingly, we regularly update our earnings and profits analysis to reflect these developments.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On October 31, 2025, the company terminated the 2022 Credit Agreement and entered into a new senior credit agreement (the 2025 Credit Agreement). The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of December 31, 2025, the total outstanding debt under the 2025 Credit Agreement was $723.5 million, net of debt issuance costs, including $373.5 million drawn under the 2025 A-2 Facility and $350.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $400.0 million under the 2025 Revolving Credit Facility and $375.0 million under the 2025 A-1 Facility.

The interest rate applicable to loans under the 2025 Credit Agreement will be based on the SOFR, SONIA, EURIBOR, Term CORRA, or BBSY depending on the currency of the loan and will include an applicable margin for such loans, which ranges between 1.05% and 1.425%, based on Morningstar’s consolidated net leverage ratio and other applicable adjustments as further described in the 2025 Credit Agreement.

Refer to Note 3 of the Notes to our Consolidated Financial Statements for additional information regarding our credit arrangements.

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2025, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.1 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2025, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.3x.

Share Repurchases

On December 6, 2022, the board of directors approved a share repurchase program that authorized the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023 (the prior share repurchase program). The prior share repurchase program was completed in October 2025.

On October 29, 2025, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 (the new share repurchase program). The new share repurchase program, which is set to expire on October 30, 2028, replaced the prior share repurchase program. We may repurchase shares pursuant to the new share repurchase program from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the year ended December 31, 2025, we repurchased a total of 1,873,729 shares for $487.0 million under the prior share repurchase program, thereby completing the program, and 1,402,849 shares for $300.0 million under the new share repurchase program. As of December 31, 2025, we have $700.0 million available for future repurchases under the new share repurchase program.

Dividends

We also paid dividends of $76.9 million in 2025. In December 2025, our board of directors approved a regular quarterly dividend of $0.50 per share, or $19.9 million, payable on January 30, 2026 to shareholders of record as of January 2, 2026. While subsequent dividends will be subject to board approval, we expect to make regular quarterly dividend payments of 50.0 cents per share in 2026.

Other

We expect to continue making capital expenditures in 2026, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

We also expect to use a portion of our cash and investments balances in the first quarter of 2026 to make annual bonus payments of approximately $165.6 million related to the 2025 bonus program compared with $163.5 million paid in the first quarter of 2025 for the 2024 bonus program.

On February 2, 2026, we completed our previously announced acquisition of CRSP for a closing cash payment of approximately $365.0 million, subject to customary adjustments. The acquisition was financed through borrowings under the 2025 A-1 Facility, which were drawn in 2026.

Consolidated Free Cash Flow

The table below shows a reconciliation of free cash flow to the most directly comparable GAAP financial measure.

(in millions)	2025	2024	Change
Cash provided by operating activities	$589.7	$591.6	(0.3)%
Capital expenditures	(147.1)	(142.7)	3.1%
Free cash flow	$442.6	$448.9	(1.4)%

We generated free cash flow of $442.6 million in 2025, a decrease of $6.3 million compared with 2024. The change reflects a $1.9 million decrease in cash provided by operating activities as well as a $4.4 million increase in capital expenditures. The decrease in cash flow from operations was primarily driven by higher income tax and bonus tax payments, largely offset by higher cash earnings. We made annual bonus payments of $163.5 million during the first quarter of 2025 compared with $123.9 million in the first quarter of 2024. We made income tax payments of $171.8 million during 2025 compared with $115.6 million during 2024. 2025 income tax payments were primarily related to US federal and state income taxes, including 2025 estimated tax installments for 2025 and catch-up installments for 2024 tax liabilities. Capital expenditures increased primarily due to investment in our product development efforts across our key product areas.

Acquisitions

We paid a total of $39.8 million, net of cash acquired, related to acquisitions over the past three years. We describe these acquisitions in Note 9 of the Notes to our Consolidated Financial Statements.

Divestitures

Over the last three years, we received a total of $52.4 million from the sale of business and $87.7 million from the sale of customer assets. We describe these divestitures in Note 10 of the Notes to our Consolidated Financial Statements.

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

Our contracts with customers may include multiple performance obligations. For most of these arrangements, we generally allocate revenue to each performance obligation based on its estimated standalone selling price. We generally determine standalone selling prices based on prices charged to customers when the same performance obligation is sold separately or historical pricing.

Asset-based revenue is generated through contracts with daily asset management. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions to estimates of earned asset-based fees for the current quarter are needed. An estimate of the average daily portfolio balance is a key input in determining revenue for a given period. Estimates are based on the most recently reported quarter, and, as a result, it is unlikely a significant reversal of revenue would occur.

We make judgments at the beginning of an arrangement regarding whether collection of the consideration to which we are entitled is probable and assess the likelihood of collection on a customer-by-customer basis.

Deferred revenue is the amount billed or collected in advance for subscriptions or services that has not yet been recognized as revenue. Deferred revenue totaled $607.1 million at the end of 2025 (of which $586.1 million was classified as a current liability with an additional $21.0 million, mainly credit rating surveillance, included in long-term liabilities). We expect to recognize this deferred revenue in future periods as we fulfill our performance obligations under our subscription and service agreements.

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

To account for each business combination, we utilize the acquisition method of accounting, which requires the following steps (1) identifying the acquirer, (2) determining the acquisition date, (3) recognizing and measuring identifiable assets acquired and liabilities assumed, and (4) recognizing and measuring goodwill or a gain from a bargain purchase.

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

•Estimate the fair value of these intangible assets: We may consider various approaches to value the intangible assets. These include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with another asset of like utility by applying the reproduction cost method or replacement cost method; the market approach, which values the asset through an analysis of sales and offerings of comparable assets which can be adjusted to reflect differences between the investment or asset being valued and the comparable investments or assets, such as historical financial condition and performance, expected economic benefits, time and terms of sale, utility, and physical characteristics; and the income approach, which measures the value of an asset based on the present value of the economic benefits it is expected to produce utilizing inputs such as estimated future cash flows based on forecasted revenue growth rates and margins, estimated attrition rates, estimated royalty rates, and discount rate assumptions.
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
Recently Adopted and Issued Accounting Pronouncements

Refer to Note 19 of the Notes to our Consolidated Financial Statements for recently adopted and issued accounting pronouncements as of December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of December 31, 2025, our cash, cash equivalents, and investments balance was $528.7 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR would have a $7.3 million impact on our interest expense based on our outstanding principal balance and SOFR at December 31, 2025.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the US. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the year ended December 31, 2025:

(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Foreign currency rate in US dollars as of December 31, 2025	0.6683	1.3457	0.7296	1.1741	n/a

Foreign denominated percentage of revenue	2.6%	7.8%	6.3%	6.4%	5.1%
Foreign denominated percentage of operating income (loss)	3.6%	(6.3)%	4.6%	3.9%	(14.9)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(6.5)	$(19.3)	$(15.8)	$(16.3)	$(12.9)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(2.0)	$3.4	$(2.5)	$(2.2)	$7.5

The table below shows our net investment exposure in foreign currencies as of December 31, 2025:

(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$73.9	$320.1	$261.3	$257.3	$255.6
Less: liabilities	(30.7)	(99.3)	(96.8)	(125.5)	(137.2)
Net currency position	$43.2	$220.8	$164.5	$131.8	$118.4

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.3)	$(22.1)	$(16.5)	$(13.2)	$(11.8)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of sufficiency of audit evidence over revenue

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has recorded $2,445.5 million in revenues for the year ended December 31, 2025, which contain multiple product revenue streams. The Company's process to account for and recognize revenue differs between certain revenue streams.

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

The following are the primary procedures we performed to address this critical audit matter. We used auditor judgment to determine the nature and extent of procedures to be performed, including the determination of the revenue streams over which those procedures were performed. For product revenue streams where procedures were performed, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company's revenue recognition processes
•evaluated the Company's revenue recognition accounting policies
•performed data analytics and selected certain revenue transactions and assessed recorded amounts by comparing them for consistency with underlying documentation, including the customer contract
•evaluated certain revenue transactions for consistency with the Company's accounting policies, as applicable, including timing of revenue recognition

In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of audit effort over revenue.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 13, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Morningstar, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II (collectively, the consolidated financial statements), and our report dated February 13, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Chicago, Illinois
February 13, 2026

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31, (in millions except per share amounts)	2025	2024	2023
Revenue	$2,445.5	$2,275.1	$2,038.6

Operating expense:
Cost of revenue	952.9	895.7	843.5
Sales and marketing	467.0	441.0	423.8
General and administrative	334.0	327.2	355.8
Depreciation and amortization	189.9	190.4	184.9
Total operating expense	1,943.8	1,854.3	1,808.0

Gain on sale of customer assets	22.7	64.0	—
Other operating income	2.2	—	—

Operating income	526.6	484.8	230.6

Non-operating income (expense), net:
Interest expense, net	(28.6)	(37.7)	(51.7)
Gain on sale of business	—	45.3	—
Expense from equity method transaction, net	—	—	(11.8)
Other income (expense), net	1.0	(1.1)	14.4
Non-operating income (expense), net	(27.6)	6.5	(49.1)

Income before income taxes and equity in investments of unconsolidated entities	499.0	491.3	181.5

Equity in investments of unconsolidated entities	(3.3)	(17.4)	(7.4)

Income tax expense	121.5	104.0	33.0

Consolidated net income	$374.2	$369.9	$141.1

Net income per share:
Basic	$8.93	$8.64	$3.31
Diluted	$8.87	$8.58	$3.29

Dividends per common share:
Dividends declared per common share	$1.87	$1.67	$1.53
Dividends paid per common share	$1.82	$1.62	$1.50

Weighted average shares outstanding:
Basic	41.9	42.8	42.6
Diluted	42.2	43.1	42.9

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (in millions)	2025	2024	2023
Consolidated net income	$374.2	$369.9	$141.1

Other comprehensive income (loss), net
Foreign currency translation adjustment	51.2	(32.9)	12.6
Unrealized gains (losses) on securities, net of tax	0.1	—	(0.1)
Other comprehensive income (loss), net	51.3	(32.9)	12.5

Comprehensive income	$425.5	$337.0	$153.6

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in millions except share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$474.5	$502.7
Investments	54.2	48.3
Accounts receivable, less allowance for credit losses of $7.1 million and $7.1 million, respectively	390.4	358.1
Income tax receivable	16.2	12.4
Deferred commissions	35.4	39.2
Prepaid expenses	42.5	42.1
Other current assets	24.8	11.3
Total current assets	1,038.0	1,014.1
Goodwill	1,610.8	1,562.0
Intangible assets, net	379.3	408.8
Property, equipment, and capitalized software, net	231.9	218.9
Operating lease assets	159.0	181.2
Investments in unconsolidated entities	50.3	85.3
Deferred tax assets, net	78.7	43.2
Deferred commissions	30.1	26.6
Other assets	12.1	8.8
Total assets	$3,590.2	$3,548.9

Liabilities and equity
Current liabilities:
Deferred revenue	$586.1	$540.8
Accrued compensation	294.2	272.2
Accounts payable and accrued liabilities	97.9	87.3
Operating lease liabilities	41.8	35.1
Income tax payable	24.0	30.5
Other current liabilities	9.3	1.4
Total current liabilities	1,053.3	967.3
Operating lease liabilities	146.7	170.3
Accrued compensation	20.1	21.0
Deferred tax liabilities, net	27.2	27.6
Long-term debt	1,072.6	698.6
Deferred revenue	21.0	22.4
Income tax payable	13.1	11.7
Other long-term liabilities	14.3	11.4
Total liabilities	$2,368.3	$1,930.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 39,740,881 and 42,869,380 shares were outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock at cost, 15,277,454 and 12,010,630 shares as of December 31, 2025 and December 31, 2024 respectively	(1,785.7)	(993.9)
Additional paid-in capital	869.5	822.7
Retained earnings	2,206.2	1,909.2
Accumulated other comprehensive loss:
Currency translation adjustment	(68.1)	(119.3)
Unrealized gain on available-for-sale investments, net of tax	—	(0.1)
Total accumulated other comprehensive loss	(68.1)	(119.4)
Total equity	1,221.9	1,618.6
Total liabilities and equity	$3,590.2	$3,548.9

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity
Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1

Net income		—	—	—	141.1	—	141.1
Other comprehensive income (loss), net:
Unrealized gains (losses) on securities, net of tax		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	12.6	12.6
Other comprehensive income, net		—	—	—	—	12.5	12.5
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	256,615	—	2.6	(32.9)	—	—	(30.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.3	—	—	11.3
Stock-based compensation		—	—	52.8	—	—	52.8
Common shares repurchased	(8,484)	—	(1.4)	—	—	—	(1.4)
Dividends declared ($1.53 per share)		—	—	—	(65.3)	—	(65.3)
Balance as of December 31, 2023	42,728,182	—	(985.5)	789.0	1,610.8	(86.5)	1,327.8

Net income		—	—	—	369.9	—	369.9
Other comprehensive income (loss), net:
Foreign currency translation adjustment, net		—	—	—	—	(32.9)	(32.9)
Other comprehensive loss, net		—	—	—	—	(32.9)	(32.9)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	174,498	—	3.2	(32.3)	—	—	(29.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.3	—	—	11.3
Stock-based compensation		—	—	54.7	—	—	54.7
Common shares repurchased	(33,300)	—	(11.6)	—	—	—	(11.6)
Dividends declared ($1.67 per share)		—	—	—	(71.5)	—	(71.5)
Balance as of December 31, 2024	42,869,380	—	(993.9)	822.7	1,909.2	(119.4)	1,618.6

Net income		—	—	—	374.2	—	374.2
Other comprehensive income (loss), net:
Unrealized gains (losses) on securities, net of tax		—	—	—	—	0.1	0.1
Foreign currency translation adjustment, net		—	—	—	—	51.2	51.2
Other comprehensive income, net		—	—	—	—	51.3	51.3
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	148,079	—	2.7	(25.5)	—	—	(22.8)
Reclassification of awards previously liability-classified that were converted to equity			—	15.9	—	—	15.9
Stock-based compensation		—	—	56.4	—	—	56.4
Common shares repurchased	(3,276,578)	—	(794.5)	—	—	—	(794.5)
Dividends declared ($1.87 per share)		—	—	—	(77.2)	—	(77.2)
Balance as of December 31, 2025	39,740,881	$—	$(1,785.7)	$869.5	$2,206.2	$(68.1)	$1,221.9
See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31, (in millions)	2025	2024	2023
Operating activities
Consolidated net income	$374.2	$369.9	$141.1
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	189.9	190.4	184.9
Deferred income taxes	(42.2)	(34.8)	(32.4)
Stock-based compensation expense	56.4	54.7	52.8
Provision for credit losses	5.1	8.1	5.3
Equity in investments of unconsolidated entities	3.3	17.4	7.4
Gain on equity method transaction	—	—	(49.6)
Gain on sale of business	—	(45.3)	—
Gain on sale of customer assets	(22.7)	(64.0)	—
Other, net	(3.2)	2.4	(21.2)
Changes in operating assets and liabilities:
Accounts receivable	(26.0)	(30.3)	(38.2)
Accounts payable and accrued liabilities	1.1	9.6	(1.5)
Accrued compensation and deferred commissions	37.7	76.9	14.9
Income taxes	(8.0)	23.1	(7.8)
Deferred revenue	25.7	30.1	50.9
Other assets and liabilities	(1.6)	(16.6)	9.8
Cash provided by operating activities	589.7	591.6	316.4

Investing activities
Purchases of investment securities	(22.2)	(16.0)	(15.7)
Proceeds from maturities and sales of investment securities	45.5	27.1	31.1
Capital expenditures	(147.1)	(142.7)	(119.1)
Acquisitions, net of cash acquired	(39.0)	—	(0.8)
Proceeds from sale of business	—	52.4	—
Proceeds from sale of customer assets	22.7	65.0	—
Proceeds from sale of equity method investments, net	—	—	26.2
Purchases of investments in unconsolidated entities	(4.1)	(7.3)	(3.7)
Other, net	4.9	0.2	0.1
Cash used for investing activities	(139.3)	(21.3)	(81.9)

Financing activities
Common shares repurchased	(787.0)	(11.6)	(1.4)
Dividends paid	(76.9)	(69.3)	(63.9)
Proceeds from revolving credit facility	800.0	90.0	260.0
Repayment of revolving credit facility	(450.0)	(105.0)	(365.0)
Proceeds from term facility	375.0	—	—
Repayment of term facility	(350.0)	(259.4)	(32.5)
Employee taxes withheld for stock awards	(22.8)	(29.1)	(30.2)
Payment of acquisition-related earn-outs	—	—	(45.5)
Other, net	(3.0)	—	0.1
Cash used for financing activities	(514.7)	(384.4)	(278.4)

Effect of exchange rate changes on cash and cash equivalents	36.1	(21.1)	5.2
Net increase (decrease) in cash and cash equivalents	(28.2)	164.8	(38.7)
Cash and cash equivalents—beginning of period	502.7	337.9	376.6
Cash and cash equivalents—end of period	$474.5	$502.7	$337.9

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$171.8	$115.6	$73.2
Cash paid for interest	$37.3	$47.4	$58.4

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Significant judgments and estimates made by management include assessing goodwill and intangible assets for impairment and revenue recognition. We believe that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair value. We state the portion of our cash equivalents that are invested in money market funds at fair value, as these funds are actively traded and have quoted market prices.

Investments and Investments in Unconsolidated Entities

We account for our investments in debt securities in accordance with FASB ASC 320, Investments—Debt Securities (FASB ASC 320). We classify our debt securities into two categories: held-to-maturity and available-for-sale.

•Held-to-maturity: We classify certain investments as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets.

•Available-for-sale: Investments not considered held-to-maturity or trading securities are classified as available-for-sale securities. We report unrealized gains and losses for available-for-sale securities as other comprehensive income (loss), net of related income taxes. We record these securities at their fair values in our Consolidated Balance Sheets.

We account for our investments in equity securities in accordance with FASB ASC 321, Investments— Equity Securities (FASB ASC 321). We measure equity investments at fair value with the related realized and unrealized gains and losses recognized in our Consolidated Statements of Income. Equity investments without a readily determinable fair value are measured at cost, less impairment, and adjusted for observable price changes in orderly transactions. We will apply this measurement method to the investment until or if it becomes eligible to be measured at fair value, which is reassessed at each reporting period. Investments in equity securities that we do not intend to hold for more than a year are presented in "Investments" in our Consolidated Balance Sheets. Investments in equity securities that we intend to hold for more than one year are included in "Investments in unconsolidated entities" in our Consolidated Balance Sheets.

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

FASB ASC 820 uses a fair value hierarchy based on three broad levels of valuation inputs:

•    Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access;

•    Level 2: Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and

•    Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We provide additional information about items that are measured at fair value in Note 8.

Business Combinations

When we acquire a business, we account for the business combination in accordance with FASB ASC 805, Business Combinations (FASB ASC 805). We recognize and measure the fair value of the acquired business and allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the estimated fair value of the net assets acquired or the excess of the aggregate estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods, including discounted cash flow, Monte Carlo simulations, and relief from royalty. For a business combination achieved in stages, we remeasure our previously held equity interest immediately before the acquisition to the acquisition date fair value and recognize any gains or losses in our Consolidated Statements of Income.

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

We expense direct costs related to the business combination, such as accounting, legal, valuation, and other professional fees, as incurred. We recognize restructuring costs as post-combination expenses unless the target entity meets the criteria of FASB ASC 420, Exit or Disposal Cost Obligations, on the acquisition date.

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

Divestitures

We may sell certain portions of our business from time to time for various reasons. In accordance with FASB ASC 360, Property, Plant, and Equipment (FASB ASC 360), we classify a disposal group to be sold as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell the disposal group; the disposal group is available for immediate sale; the sale and transfer of the disposal group is expected within one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell, and the assets are not depreciated or amortized.

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

Goodwill

Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions and the effect of foreign currency translations. In accordance with FASB ASC 350, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually or whenever indicators of impairment exist. The test for impairment is performed at the reporting unit level. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit.

When reviewing goodwill for impairment, we first assess a number of qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative impairment test. The quantitative impairment test compares the estimated fair value of the reporting unit to its carrying value, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. We determine the fair value of a reporting unit using a market approach. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, as well as revenue and earnings multiples of publicly traded companies whose services and markets are comparable.

We performed our annual impairment review in the fourth quarter and did not record any impairment losses in 2025, 2024, and 2023.

Intangible Assets

We amortize intangible assets using the straight-line method over their estimated useful lives, which typically range from one to 20 years. We have no intangible assets with indefinite useful lives other than goodwill. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We did not record any impairment losses in 2025, 2024, and 2023.

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

Computer Software and Internal Product Development Costs

We capitalize certain costs in accordance with FASB ASC 350-40, Internal-Use Software. Internal product development costs mainly consist of employee and third-party resource costs for developing new web-based products and certain major enhancements of existing products. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

We amortize capitalized software costs on a straight-line basis over the estimated economic life, which is generally three years. We include capitalized software development costs related to projects that have not been placed into service in our construction in progress balance.

The table below summarizes our depreciation expense related to capitalized developed software for the past three years:

(in millions)	2025	2024	2023
Capitalized software depreciation expense	$102.7	$94.9	$81.2

The table below summarizes our capitalized software development costs for the past three years:

(in millions)	2025	2024	2023
Capitalized software development costs	$98.0	$106.4	$100.0

Leases

We account for our right-of-use assets and operating lease liabilities in accordance with FASB ASC 842, Leases (FASB ASC 842). We determine if a contract is or contains a lease at the inception of the contract. In cases where an agreement contains both lease and non-lease components, we do not allocate consideration between the components. We have elected the practical expedient to account for such components as a single lease component for certain classes of underlying assets when the lease component is predominant.

For identified operating leases, we recognize a lease liability and right-of-use asset on the consolidated balance sheet. The right-of-use asset represents our right to use an underlying asset for the lease term, and the operating lease liability represents our obligation to make lease payments. Right-of-use assets and operating lease liabilities are measured at the commencement date using the present value of future lease payments over the lease term. For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, we are required to use the rate implicit in the lease, if available. However, as most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date of the lease. Right-of-use assets also include initial direct costs incurred by the company, net of prepayments and lease incentives. Operating lease expense is recognized on a straight-line basis over the life of the lease and are recognized as lease expense on the Consolidated Statements of Income.

Some of our lease agreements include variable costs such as real estate taxes, insurance, maintenance, and other operating expenses. Variable costs are recognized as lease expense on the Consolidated Statements of Income.

There are few instances of short-term agreements in our lease portfolio, which are typically arranged as needed and paid on a month-to-month basis. These leases are not recognized on the Consolidated Balance Sheet, but monthly lease expense is recognized on the Consolidated Statements of Income.

For finance leases, we recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

Revenue Recognition

We recognize revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (FASB ASC Topic 606).

Under FASB ASC Topic 606, we recognize revenue by applying the following five-step model to all customer arrangements:

1.Identify the customer contract;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenue when (or as) performance obligations are satisfied.

Revenues are recognized when (or as) performance obligations are satisfied by transferring a promised product or service to the customer. Products or services are transferred when (or as) the customer obtains control of the product or service. The transaction price for a customer arrangement is the amount we expect to be entitled to in exchange for transferring the promised product or service. The transaction price may include fixed amounts, variable amounts, or both. Sales and usage-based taxes are excluded from revenue.

Our contracts with customers may include multiple performance obligations. For most of these arrangements, we generally allocate revenue to each performance obligation based on its estimated standalone selling price. We generally determine standalone selling prices based on prices charged to customers when the same performance obligation is sold separately or historical pricing.

Customers are generally billed quarterly or annually and typically given payment terms of zero to 30 days. When the right to payment exceeds revenue recognized, the result is an increase to deferred revenue. Deferred revenue represents the amount billed or collected in advance of the service being provided, which we expect to recognize as revenue in future periods.

Revenue is derived from the following primary sources:
•License-based arrangements,
•Asset-based arrangements, and
•Transaction-based arrangements.

License-based revenue, which represents subscription services available to customers and not a license under the accounting guidance, is generated through subscription contracts. Our performance obligations under these contracts are typically satisfied over time, as the customer has access to the service during the term of the subscription license and the level of service is consistent during the contract period. Each individual day within the contract period is viewed to be a service and the entirety of the service subscription term is determined to be a series combined into a single performance obligation and recognized over time and on a straight-line basis, typically over noncancellable terms of one to three years.

Asset-based revenue is generated through contracts with daily asset management, which is determined to be a daily performance obligation and thus satisfied over time as the customer receives continuous access to a service for the contract term. Revenue is recognized daily based on the value of assets under management and the tiered fee structure agreed to with the customer. These arrangements typically have noncancellable terms of one to three years. The fees from such arrangements represent variable consideration, and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions to estimates of earned asset-based fees for the current quarter are needed. An estimate of the average daily portfolio balance is a key input in determining revenue for a given period. Estimates are based on the most recently reported quarter, and, as a result, it is unlikely a significant reversal of revenue would occur.

Transaction-based revenue is generated through contracts with performance obligations that are satisfied when the product or service is delivered. Certain performance obligations involve issuing a rating and may include ongoing surveillance services for a specified period. We allocate the transaction price to each deliverable based on its relative selling price, typically determined using historical pricing allocations. Revenue for the ratings issuance is recognized at the point in time when the rating is delivered, as this satisfies our performance obligation. Surveillance services provide the customer with continuous access to monitoring throughout the contract term, and because the service level remains consistent, revenue is recognized over time on a straight-line basis.

Accounts Receivables and Allowance for Credit Losses

We account for accounts receivable in accordance with FASB ASC Topic 310, Receivables (FASB ASC 310) and FASB ASC Topic 326, Financial Instruments - Credit Losses (FASB ASC 326). We record a receivable when a customer is billed or when revenue is recognized prior to billing a customer. Accounts receivables are measured at amortized cost basis. We evaluate our allowance for credit losses based on a variety of factors, including customer specific information and the current economic environment.

Sales Commissions

We capitalize sales commissions, which are considered directly attributable to obtaining a customer contract under FASB ASC Topic 606 and FASB ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Estimates of these capitalized costs are developed by using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. The period of transfer has been determined to be approximately three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

The table below summarizes the amortization of deferred commissions for the past three years:

(in millions)	2025	2024	2023
Amortization of deferred commissions	$47.4	$50.6	$48.6

Advertising Costs

Advertising costs include expenses for various advertising campaigns, promotional activities, search engine fees, and other related expenses. We expense advertising costs as incurred.

The table below summarizes our advertising expense for the past three years:

(in millions)	2025	2024	2023
Advertising expense	$41.2	$33.6	$30.6

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

Segment Reporting

Under FASB ASC 280, Segment Reporting (FASB ASC 280), operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable segment is permitted if the businesses have similar economic characteristics and meet established qualitative criteria.

We have seven operating segments, which are presented as the following five reportable segments: Morningstar Direct Platform, PitchBook, Morningstar Credit, Morningstar Wealth, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue amounts.

Severance

We account for post-employment benefits in accordance with FASB ASC 712, Compensation - Nonretirement Postemployment Benefits (FASB ASC 712). Under FASB ASC 712, we recognize compensation expense associated with these benefits as a liability when probable and reasonably estimable.

3. Credit Arrangements

Debt

The following table summarizes our debt as of December 31, 2025 and 2024.

(in millions)	As of December 31, 2025	As of December 31, 2024
Term Facility, net of unamortized debt issuance costs of $1.5 million and $0.2 million, respectively	$373.5	$349.8
Revolving Credit Facility	350.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $0.9 million and $1.2 million, respectively	349.1	348.8
Total debt	$1,072.6	$698.6

The fair value of debt approximates carrying value. As of December 31, 2025, we expect maturities of the company’s principal debt payments for each of the next five years and thereafter as follows:

(in millions)	As of December 31, 2025
2026	$—
2027	—
2028	375.0
2029	—
2030	700.0
Thereafter	—
Total	$1,075.0

Future maturities reflect contractual principal repayments, which differs from the carrying value of debt due to unamortized debt issuance costs. As of December 31, 2025, no amounts were classified as current maturities of long-term debt.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. On October 31, 2025, the company terminated the 2022 Credit Agreement and entered into a new senior credit agreement (the 2025 Credit Agreement).

The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of December 31, 2025, the total outstanding debt under the 2025 Credit Agreement was $723.5 million, net of debt issuance costs, including $373.5 million drawn under the 2025 A-2 Facility and $350.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $400.0 million under the 2025 Revolving Credit Facility and $375.0 million under the 2025 A-1 Facility.

The proceeds borrowed under the 2025 Facility were used to refinance existing indebtedness under the 2022 Credit Agreement, pay fees and expenses in connection with the 2025 Facility, and for general corporate purposes.

The interest rate applicable to loans under the 2025 Credit Agreement will be based on the SOFR, SONIA, EURIBOR, Term CORRA, or BBSY depending on the currency of the loan and will include an applicable margin for such loans, which ranges between 1.05% and 1.425%, based on Morningstar’s consolidated net leverage ratio and other applicable adjustments as further described in the 2025 Credit Agreement.

The portions of deferred debt issuance costs related to the 2025 Revolving Credit Facility are included in other current and non-current assets, and the portion of deferred debt issuance costs related to the 2025 Term Facility is reported as a reduction to the carrying amount of the 2025 Term Facility. Debt issuance costs related to the 2025 Revolving Credit Facility are amortized on a straight-line basis to interest expense over the term of the 2025 Credit Agreement. Debt issuance costs related to the 2025 Term Facility are amortized to interest expense using the effective interest method over the term of the 2025 Credit Agreement.

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2025, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.1 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2025.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

(in millions, except per share amounts)	2025	2024	2023
Basic net income per share:
Consolidated net income	$374.2	$369.9	$141.1

Weighted average common shares outstanding	41.9	42.8	42.6

Basic net income per share	$8.93	$8.64	$3.31

Diluted net income per share:
Consolidated net income	$374.2	$369.9	$141.1

Weighted average common shares outstanding	41.9	42.8	42.6
Net effect of dilutive stock awards	0.3	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	42.2	43.1	42.9

Diluted net income per share	$8.87	$8.58	$3.29

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The number of these potential antidilutive shares was immaterial.

5. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type(1):

	Year ended December 31,
(in millions)	2025	2024	2023
License-based	$1,719.2	$1,625.1	$1,517.5
Asset-based	343.0	333.2	279.6
Transaction-based	383.3	316.8	241.5
Consolidated revenue	$2,445.5	$2,275.1	$2,038.6
____________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

Contract Liabilities

Our contract liabilities represent deferred revenue. We record deferred revenue when a contract requires a customer to be billed in advance. The following table summarizes our contract liabilities balance:

	As of December 31,
(in millions)	2025	2024
Deferred revenue (current)	$586.1	$540.8
Deferred revenue (non-current)	21.0	22.4
Total contract liabilities	$607.1	$563.2

The following table presents revenue recognized that was included in the deferred revenue balance at the beginning of the period:

	Year ended December 31,
(in millions)	2025	2024	2023
Revenue recognized that was included in opening deferred revenue	$524.1	$480.5	$424.9

Remaining Performance Obligations

Remaining performance obligations include both amounts recorded as deferred revenue in our Consolidated Balance Sheets as of December 31, 2025 as well as amounts not yet invoiced to customers as of December 31, 2025, largely reflecting future revenue related to signed multi-year arrangements.

As of December 31, 2025, we expect to recognize revenue related to our remaining performance obligations as follows:

(in millions)	As of December 31, 2025
2026	$1,067.4
2027	292.9
2028	117.1
2029	32.5
2030	10.4
Thereafter	21.0
Total	$1,541.3

The table above excludes variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as we apply the optional exemption available under FASB ASC Topic 606. These performance obligations are expected to be satisfied over the next one to three years. Variable consideration for these contracts cannot be reasonably estimated because it depends on factors such as future user licenses, changes in the underlying asset values, or the number of internet advertising impressions in any given period, which are only known as services are performed.

The table above also excludes unsatisfied performance obligations for certain license-based contracts with durations of one year or less as we apply the optional exemption under FASB ASC Topic 606. For certain license-based contracts, the remaining performance obligations are expected to be less than one year based on the subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from December 31, 2025.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

	As of December 31,
(in millions)	2025	2024
Accounts receivable, less allowance for credit losses	$390.4	$358.1
Deferred commissions	65.5	65.8
Total contract assets	$455.9	$423.9

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

PitchBook provides investors access to data, proprietary research, analytics, and AI-enabled software across private capital markets, including venture capital, private equity, private credit, bank loans, and M&A. The platform offers access to Morningstar’s public-equity data and research.

Morningstar Credit provides investors with credit ratings, research, data, and credit analytics solutions. Morningstar Credit includes the Morningstar DBRS product area and the Morningstar Credit data and credit analytics product areas.

Morningstar Wealth provides investment products, investor tools, and an advisor platform powered by our research and data. Morningstar Wealth serves financial advisors through model portfolios, separately managed accounts, and an advisor platform powered by our research and data, and individuals through Morningstar Investor.

Morningstar Retirement offers products designed to help individuals reach their retirement goals. Its offerings include managed retirement accounts, fiduciary services, and custom models.

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

The following tables present information about the company’s reportable segments for the years ended December 31, 2025, 2024, and 2023 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Year ended December 31, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type(1):
License-based	$829.1	$664.5	$20.7	$74.0	$1.7	$1,590.0
Asset-based	—	—	—	142.5	135.9	278.4
Transaction-based	1.5	7.3	333.7	34.9	—	377.4
Total segment revenue	830.6	671.8	354.4	251.4	137.6	2,245.8

Less:
Compensation expense(2)	236.0	309.4	181.2	112.5	45.7
Other segment items(3)	225.2	152.3	58.4	129.3	24.2
Adjusted operating income	$369.4	$210.1	$114.8	$9.6	$67.7	$771.6

	Year ended December 31, 2024
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type(1):
License-based	$786.7	$611.6	$16.4	$80.4	$1.8	$1,496.9
Asset-based	—	—	—	142.3	125.3	267.6
Transaction-based	1.4	6.8	274.7	25.7	—	308.6
Total segment revenue	788.1	618.4	291.1	248.4	127.1	2,073.1

Less:
Compensation expense(2)	216.1	289.5	162.5	124.6	43.9
Other segment items(3)	216.6	142.5	53.0	133.1	17.6
Adjusted operating income (loss)	$355.4	$186.4	$75.6	$(9.3)	$65.6	$673.7

	Year ended December 31, 2023
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type(1):
License-based	$745.5	$551.9	$11.7	$80.8	$1.7	$1,391.6
Asset-based	—	—	—	122.6	108.5	231.1
Transaction-based	1.7	—	203.7	26.5	0.3	232.2
Total segment revenue	747.2	551.9	215.4	229.9	110.5	1,854.9

Less:
Compensation expense(2)	173.8	281.0	128.2	151.5	41.0
Other segment items(3)	233.6	122.8	65.5	118.8	15.4
Adjusted operating income (loss)	$339.8	$148.1	$21.7	$(40.4)	$54.1	$523.3
___________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

(2) Compensation expense includes salaries, bonus, commissions, severance, employee benefits, payroll taxes, and stock-based compensation incurred for employees directly associated with each reportable segment. Allocated compensation expense related to corporate and centralized functions is reported within Other segment items.

(3) Other segment items for each reportable segment includes:
Morningstar Direct Platform - allocated expenses, infrastructure costs, and other overhead costs.
PitchBook - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Credit - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, and other overhead costs.

	Year ended December 31,
(in millions)	2025	2024	2023
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$2,245.8	$2,073.1	$1,854.9
Corporate and All Other (4)	199.7	202.0	183.7
Total consolidated revenue	$2,445.5	$2,275.1	$2,038.6

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$771.6	$673.7	$523.3
Corporate and All Other (5)	(188.7)	(179.9)	(196.8)
Intangible amortization expense	(59.8)	(64.5)	(70.5)
M&A-related expenses	(21.4)	(8.5)	(9.8)
Other non-recurring items (6)	24.9	64.0	(15.6)
Operating Income	526.6	484.8	230.6
Non-operating income (expense), net	(27.6)	6.5	(49.1)
Equity in investments of unconsolidated entities	(3.3)	(17.4)	(7.4)
Income before income taxes	$495.7	$473.9	$174.1
___________________________________________________________________________________________
(4) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $112.0 million in 2025, $117.3 million in 2024, and $118.2 million in 2023. Revenue from Morningstar Indexes was $87.7 million in 2025, $84.7 million in 2024, and $65.5 million in 2023.

(5) Corporate and All Other includes unallocated corporate expenses of $186.1 million in 2025, $181.4 million in 2024, and $153.5 million in 2023, as well as adjusted operating income/loss from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

(6) Other non-recurring items primarily reflect the gain on sale of US TAMP assets for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, other non-recurring items reflect costs associated with the significant reduction of the company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

The following table presents depreciation expense by reportable segment:

	Year ended December 31,
(in millions)	2025	2024	2023
Morningstar Direct Platform	$44.7	$37.9	$31.0
PitchBook	33.6	31.8	26.8
Morningstar Credit	8.1	8.9	9.1
Morningstar Wealth	14.9	18.5	15.8
Morningstar Retirement	10.4	10.0	11.0
Total Reportable Segments	111.7	107.1	93.7
Corporate and All Other (7)	18.3	18.3	19.5
Total	$130.0	$125.4	$113.2
___________________________________________________________________________________________
(7) Corporate and All Other provides a reconciliation between depreciation expense from our Total Reportable Segments and consolidated depreciation expense. Corporate and All Other includes unallocated corporate expenses of depreciation expense related to finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated as well as depreciation expense from Morningstar Sustainalytics and Morningstar Indexes.

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets, by geographical area. Revenue is attributed to geographical area based on country in which the sale was contracted.

Revenue by geographical area
	Year ended December 31,
(in millions)	2025	2024	2023
United States	$1,754.9	$1,638.8	$1,470.6

Asia	48.0	49.6	49.3
Australia	65.3	62.4	58.4
Canada	154.9	140.4	116.3
Continental Europe	219.6	203.8	185.5
United Kingdom	189.8	167.4	148.0
Other	13.0	12.7	10.5
Total International	690.6	636.3	568.0

Consolidated revenue	$2,445.5	$2,275.1	$2,038.6

Property, equipment, and capitalized software, net by geographical area
	As of December 31,
(in millions)	2025	2024
United States	$178.6	$189.5

Asia	22.8	9.6
Australia	1.1	1.6
Canada	17.9	6.6
Continental Europe	6.3	5.3
United Kingdom	4.9	6.1
Other	0.3	0.2
Total International	53.3	29.4

Consolidated property, equipment, and capitalized software, net	$231.9	$218.9

Operating lease assets by geographical area
	As of December 31,
(in millions)	2025	2024
United States	$74.9	$92.9

Asia	48.7	44.2
Australia	1.5	2.4
Canada	7.8	7.7
Continental Europe	16.5	19.1
United Kingdom	9.0	14.7
Other	0.6	0.2
Total International	84.1	88.3

Consolidated operating lease assets	$159.0	$181.2
7. Investments

Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments have a readily determinable fair value based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We classify our investment portfolio as shown below:

	As of December 31,
(in millions)	2025	2024
Equity investments	$50.0	$42.3
Available-for-sale debt securities	1.5	2.4
Held-to-maturity debt securities	2.7	3.6
Total	$54.2	$48.3

8. Fair Value Measurements

The tables below show the fair value of items that are measured at fair value using the fair value hierarchy:

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2025
(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$40.1	$40.1	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	50.0	50.0	—	—
Marketable debt securities	1.5	1.5	—	—
Total	$91.6	$91.6	$—	$—

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2024
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$43.5	$43.5	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	42.3	42.3	—	—
Marketable debt securities	2.4	2.4	—	—
Investments in unconsolidated entities:
Investment in SmartX Advisory Solutions	24.7	—	—	24.7
Non-current investment in Wealth Advisors	24.9	24.9	—	—
Total	$137.8	$113.1	$—	$24.7

In 2024, our investment in SmartX Advisory Solutions was measured at fair value on a nonrecurring basis due to the identification of an impairment trigger, leading to $12.4 million of impairment losses. The fair value was estimated using an income approach with significant, unobservable inputs, which include the extent and timing of future cash flows, revenue growth rates, and discount rates. Refer to Note 11 for more information about our investment in SmartX Advisory Solutions.

9. Acquisitions, Goodwill, and Other Intangible Assets

2025 Acquisitions

Acquisition of the Center for Research in Security Prices, LLC (CRSP)

On September 23, 2025, we entered into an agreement to acquire CRSP, a provider of historical stock market data and indexes, from the University of Chicago. On February 2, 2026, we completed the acquisition. The transaction consideration included a cash payment at closing of approximately $365.0 million, subject to customary adjustments. CRSP will be included in the Morningstar Indexes operating segment. Refer to Note 20 for more information regarding the acquisition of CRSP.

Morningstar Credit Analytics (formerly Dealview Technologies Limited (DealX))

On March 1, 2025, we completed our acquisition of the remaining 65% equity interest in DealX, a provider of standardized US commercial mortgage-backed security (CMBS) and global collateralized loan obligation (CLO) data. We began consolidating the financial results of DealX in our consolidated financial statements as of March 1, 2025. DealX is included in the Morningstar Credit reportable segment.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to FASB ASC 805, Business Combinations (FASB ASC 805), which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of 2025 and did not record any significant adjustments compared to the preliminary estimates.

The allocation of the fair values of the assets acquired and liabilities assumed includes $9.7 million of goodwill, which is not deductible for income tax purposes, and $13.1 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$0.6	10
Technology-based assets	12.5	5
Total intangible assets	$13.1

Lumonic Inc. (Lumonic)

On March 3, 2025, we acquired Lumonic, a private credit portfolio monitoring and management platform. We began consolidating the financial results of Lumonic in our consolidated financial statements as of March 3, 2025. Lumonic is included in the PitchBook reportable segment.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to FASB ASC 805, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We finalized the purchase price allocation during the fourth quarter of 2025 and did not record any significant adjustments compared to the preliminary estimates.

The allocation of the fair values of the assets acquired and liabilities assumed includes $21.3 million of goodwill, which is not deductible for income tax purposes, and $10.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$1.4	15
Technology-based assets	9.1	8
Intellectual property	0.1	3
Total intangible assets	$10.6

2024 Acquisitions

We did not make any acquisitions during 2024.

2023 Acquisitions

We did not make any significant acquisitions during 2023.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2024 to December 31, 2025:

(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of January 1, 2024	$605.5	$607.4	$108.6	$94.2	$93.5	$1,509.2	$69.6	$1,578.8
Divestiture of Commodity and Energy Data business (See Note 10)	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Foreign currency translation	(7.6)	—	(3.4)	(1.5)	—	(12.5)	(0.4)	(12.9)
Balance as of December 31, 2024	594.0	607.4	105.2	92.7	93.5	1,492.8	69.2	1,562.0
Acquisition of DealX	—	—	9.7	—	—	9.7	—	9.7
Acquisition of Lumonic	—	21.3	—	—	—	21.3	—	21.3
Foreign currency translation and other	14.6	—	4.7	(2.4)	—	16.9	0.9	17.8
Balance as of December 31, 2025	$608.6	$628.7	$119.6	$90.3	$93.5	$1,540.7	$70.1	$1,610.8

Refer to Note 6 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2025			As of December 31, 2024
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer-related assets	$583.9	$(324.1)	$259.8	$572.4	$(281.1)	$291.3
Technology-based assets	328.0	(225.5)	102.5	301.9	(205.5)	96.4
Intellectual property & other	91.2	(74.2)	17.0	88.6	(67.5)	21.1
Total intangible assets	$1,003.1	$(623.8)	$379.3	$962.9	$(554.1)	$408.8

The following table summarizes our amortization expense related to intangible assets:

(in millions)	2025	2024	2023
Amortization expense	$59.8	$64.5	$70.5

Based on acquisitions completed through December 31, 2025, we expect intangible amortization expense for each of the next five years and thereafter as follows:

(in millions)	As of December 31, 2025
2026	$56.6
2027	49.9
2028	45.9
2029	42.7
2030	36.9
Thereafter	147.3
Total	$379.3

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

10. Divestitures

2025 Divestitures

We did not make any significant divestitures during 2025.

2024 Divestitures

Effective September 30, 2024, we sold our Commodity and Energy Data business from the Morningstar Direct Platform segment for a purchase price of $52.4 million. In the third quarter of 2024, we recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income.

Effective December 1, 2024, we sold customer assets from the US Morningstar Wealth TAMP to AssetMark, Inc. for closing consideration of approximately $65.0 million. In December 2025, Morningstar received $22.7 million contingent consideration, which was determined based on the net flows of transitioned customers through December 1, 2025. The contingent consideration was accounted for as a gain contingency and was recorded in the fourth quarter of 2025, when it was determined to be realizable. We recorded a $64.0 million and $22.7 million gain on the sale of customer assets in our Consolidated Statements of Income for the year ended December 31, 2024 and December 31, 2025 respectively.

2023 Divestitures

We did not make any divestitures during 2023.

11. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31,
(in millions)	2025	2024
Investment in SmartX Advisory Solutions	$24.7	$24.7
Non-current investment in Wealth Advisors	—	24.9
Equity method investments	6.3	19.3
Other investments in unconsolidated entities	19.3	16.4
Total investments in unconsolidated entities	$50.3	$85.3

Our current investment in Wealth Advisors, included in "Investments" on our Consolidated Balance Sheets, was $24.6 million and $12.8 million as of December 31, 2025 and December 31, 2024, respectively.

The carrying amount of other investments in unconsolidated entities without a readily determinable fair value, including our investment in SmartX Advisory Solutions, was $44.0 million and $41.1 million as of December 31, 2025 and December 31, 2024, respectively. We recorded a $12.4 million impairment loss in 2024 related to our investment in SmartX Advisory Solutions. We did not record any material impairment losses in 2025 and 2023.

12. Property, Equipment, and Capitalized Software, net

The following table shows our property, equipment, and capitalized software, net summarized by major category:

	As of December 31,
(in millions)	2025	2024
Capitalized software	$826.7	$745.1
Computer equipment	108.6	96.9
Furniture and fixtures	46.3	40.0
Leasehold improvements	136.1	113.9
Telephone equipment	1.2	1.2
Construction in progress	12.9	12.2
Property, equipment, and capitalized software, at cost	1,131.8	1,009.3
Less: accumulated depreciation	(899.9)	(790.4)
Property, equipment, and capitalized software, net	$231.9	$218.9

The following table summarizes our depreciation expense:

(in millions)	2025	2024	2023
Depreciation expense	$130.0	$125.4	$113.2

13. Leases

We lease office space and certain equipment under various operating leases, with most of our lease portfolio consisting of operating leases for office space. Our leases have remaining lease terms of approximately 1 year to 10 years, which may include the option to extend the lease when it is reasonably certain we will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

The following table presents the components of lease cost:

(in millions)	2025	2024	2023
Operating lease cost	$45.2	$44.1	$47.6
Variable lease cost	$17.0	$14.9	$18.0

The following table presents other information related to operating leases:

(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement for operating lease liabilities	$44.6	$43.9	$45.3
Right of use assets obtained in exchange for operating lease liability	$13.8	$54.4	$11.1

As of December 31, 2025, our minimum future operating lease commitments due in each of the next five years and thereafter are as follows:

(in millions)	As of December 31, 2025
2026	$49.5
2027	42.9
2028	35.5
2029	24.1
2030	17.5
Thereafter	47.6
Total minimum lease commitments	217.1
Adjustment for discount to present value	28.6
Present value of lease liabilities	$188.5

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of December 31, 2025
Weighted-average remaining lease term (in years)	5.6

Weighted-average discount rate	4.6%

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

The following table summarizes the number of shares available for future grants under our 2021 Plan:

(in millions)	As of December 31, 2025
Shares available for future grants	1.7

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

	Year ended December 31,
(in millions)	2025	2024	2023
Restricted stock units	$37.1	$38.4	$38.8
Market stock units	17.2	16.2	7.5
Performance stock units	2.1	0.1	6.5
Total stock-based compensation expense	$56.4	$54.7	$52.8

Income tax benefit related to the stock-based compensation expense	$11.3	$11.2	$10.3

The following table summarizes the stock-based compensation expense included in each of our operating expense categories for the past three years:

	Year ended December 31,
(in millions)	2025	2024	2023
Cost of revenue	$26.4	$23.3	$23.8
Sales and marketing	8.4	9.0	8.3
General and administrative	21.6	22.4	20.7
Total stock-based compensation expense	$56.4	$54.7	$52.8

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2025 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Weighted average expected amortization period (months)
Restricted stock units	$49.0	30
Market stock units	23.4	26
Performance stock units	0.9	16
Total unrecognized stock-based compensation expense	$73.3	29

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

The following table summarizes restricted stock unit activity during the year:

Restricted Stock Units (RSUs)	Shares	Weighted Average Grant Date Fair Value
RSUs Outstanding - December 31, 2024	280,859	$254.75
Granted	198,103	291.72
Vested	(197,591)	272.56
Forfeited	(22,146)	269.39
RSUs Outstanding - December 31, 2025	259,225	$268.17

The total fair value of RSUs that vested in 2025, 2024, and 2023 was $53.9 million, $50.1 million, and $47.4 million, respectively.

Market Stock Units
MSUs represent the right to receive a target number of shares that will vest at the end of a three-year performance period depending on the company’s total shareholder return over that three-year period. The MSUs granted to the executive officers and certain other employees in 2021, 2022, and 2023 also had a feature to provide an increased number of shares to be earned at the vesting date if certain revenue metrics were exceeded.

We used the following assumptions to estimate the fair value of our MSUs:

	Assumptions for Monte Carlo Valuation Model
Grant Date	Expected volatility	Dividend yield	Risk-free interest rate
May 15, 2023	31.7%	0.79%	3.65%
November 15, 2023	31.9%	0.56%	4.56%
May 15, 2024	31.1%	0.54%	4.62%
November 15, 2024	31.1%	0.47%	4.30%
May 15, 2025	29.6%	0.59%	4.05%
November 15, 2025	27.3%	0.86%	3.61%

The risk-free interest rate was determined based on the US Constant Maturity Treasury yield curve on the measurement date with a maturity commensurate with the terms. The expected volatility was determined using our historical stock price volatility over the three years preceding the measurement date.

The following table summarizes market stock unit activity during the year:

Market Stock Units (MSUs)	Shares	Weighted Average Grant Date Fair Value
MSUs Outstanding - December 31, 2024	169,859	$277.37
Granted	66,826	261.48
Vested	(31,409)	235.69
Forfeited	(35,823)	278.51
MSUs Outstanding - December 31, 2025	169,453	$278.59
The total fair value of MSUs that vested in 2025, 2024, and 2023 was $7.4 million, $5.6 million, and $6.5 million, respectively.
Performance Stock Units
PSUs represent the right to receive a target number of shares that will vest at the end of a three-year performance period depending on the company's financial results over that three-year period. Starting in 2024, the company awarded PSU opportunities to certain members of management (stretch PSUs). The number of PSUs that shall be eligible to be earned is based on adjusted operating income as of the end of the performance period. However, no PSUs will be earned unless performance exceeds the target performance level set by the Compensation Committee of the Board of Directors of the company.
In 2023, we renewed the PitchBook management bonus plan (the PitchBook Plan), a compensation vehicle designed to incentivize PitchBook leadership for the 2023-2025 period. Pursuant to the terms of this renewal, awards having an aggregate target value equal to $28.6 million would have been available for issuance with annual grants of $7.15 million for 2023, $7.15 million in 2024, and $14.3 million in 2025. In July 2024, we terminated the PitchBook Plan and all outstanding awards were forfeited.

The following table summarizes performance stock unit activity during the year:

Performance Stock Units (PSUs)	Shares	Weighted Average Grant Date Fair Value
PSUs Outstanding - December 31, 2024	44,644	$295.14
Granted(1)	42,022	306.41
Vested	(866)	242.95
Forfeited	(9,806)	302.03
PSUs Outstanding - December 31, 2025	75,994	$301.08
___________________________________________________________________________________________
(1) Includes 42,009 stretch PSUs granted at the base number of shares issuable under the agreement; for these awards, zero percent is earned for target performance and up to 200% of the base number can be earned for performance exceeding target. The number of shares issuable under the stretch PSUs can range from zero to 84,018.

The total fair value of PSUs that vested in 2025, 2024, and 2023 was $0.2 million, $6.4 million, and $37.1 million, respectively.
15. Defined-Contribution Plan

We sponsor a defined-contribution 401(k) plan, which allows our US-based employees to voluntarily contribute pretax dollars up to a maximum amount allowable by the US Internal Revenue Service. In 2025, 2024, and 2023, we made matching contributions to our 401(k) plan in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

(in millions)	2025	2024	2023
401(k) matching contributions	$22.3	$22.9	$22.1

16. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ended December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$499.0	$491.3	$181.5
Equity in investments of unconsolidated entities	(3.3)	(17.4)	(7.4)
Income before income taxes	$495.7	$473.9	$174.1
Income tax expense	$121.5	$104.0	$33.0
Effective tax rate	24.5%	21.9%	19.0%

Our effective tax rate in 2025 was 24.5%, an increase of 2.6 percentage points, compared with 21.9% in the prior year. The company's 2024 effective tax rate was favorably impacted by the book gain in excess of taxable gain on the sale of its Commodity and Energy Data business and was offset by deferred taxes that we recorded with respect to unremitted foreign earnings.

Our effective tax rate in 2024 was 21.9%, an increase of 2.9 percentage points, compared with 19.0% in 2023. The company's 2024 effective tax rate was favorably impacted by the book gain in excess of taxable gain on the sale of its Commodity and Energy Data business and was offset by deferred taxes that we recorded with respect to unremitted foreign earnings. Further, our 2023 effective tax rate was lower primarily due to the recognition of tax benefits related to a retroactive tax election.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly different than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to be effective. Pillar Two did not have a material impact to our consolidated financial statements as of December 31, 2025. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBB) was enacted in the United States. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of December 31, 2025.

In the fourth quarter of 2024, we determined $142.0 million in earnings of certain of our foreign subsidiaries to be no longer permanently reinvested. During 2025, we completed a one-time repatriation of these earnings totaling $150.0 million ($141.4 million, net of applicable withholding taxes). We generally consider the remainder of the accumulated undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested, and it is not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings. The amount of indefinitely reinvested earnings is based on our estimates and assumptions. This amount is subject to change in the normal course of business as we evaluate operational cash flows, working capital and regulatory requirements, investment needs, and other factors. Accordingly, we regularly update our earnings and profits analysis to reflect these developments.

We have elected to prospectively adopt the guidance in ASU No. 2023-09. Refer to Note 19 for more information regarding the adoption of ASU No. 2023-09. For the year ended December 31, 2025, the following table reconciles our income tax expense at the US federal income tax rate to income tax expense as recorded:

	2025
(in millions, except percentages)	Amount	%
Income tax expense at US federal rate	$104.1	21.0%
State and local income tax, net of federal income tax effect(1)	20.0	4.0%
Foreign tax effects
Canada
State and local	6.0	1.2%
Other	(2.2)	(0.4)%
Other foreign jurisdictions	5.1	1.0%
Effects of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign-derived intangible income deduction	(17.4)	(3.5)%
US tax on foreign branches, net of foreign tax credits	(7.5)	(1.5)%
Other	2.3	0.5%
Tax credits	(4.1)	(0.8)%
Changes in valuation allowances
Valuation allowance on foreign tax credits	8.1	1.6%
Other	0.6	0.1%
Nontaxable or nondeductible items	5.2	1.0%
Changes in unrecognized tax benefits	1.3	0.3%
Total income tax expense	$121.5	24.5%
__________________________________________________________________________________________________________________________________________________________
(1) State taxes in California, Illinois, New York City, and New York State make up the majority of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU No. 2023-09, the following table reconciles our income tax expense at the US federal income tax rate to income tax expense as recorded:

	2024		2023
(in millions, except percentages)	Amount	%	Amount	%
Income tax expense at US federal rate	$99.5	21.0%	$36.6	21.0%
State income taxes, net of federal income tax benefit	18.4	3.9%	7.3	4.2%
Stock-based compensation activity	(2.3)	(0.5)%	1.6	0.9%
Equity in net income (loss) of unconsolidated subsidiaries (including holding gains upon acquisition)	3.4	0.7%	1.1	0.6%
Gain on Sale of Business	(9.7)	(2.0)%	—	—%
Net change in valuation allowance related to deferred tax assets, including net operating losses	0.5	0.1%	(3.2)	(1.8)%
Difference between US federal statutory and foreign tax rates and other impacts of foreign operations	0.4	0.1%	1.7	1.0%
Change in unrecognized tax benefits	2.9	0.6%	(9.8)	(5.6)%
Credits and incentives	(5.9)	(1.2)%	(4.1)	(2.4)%
Foreign tax provisions (GILTI, FDII, and BEAT)(2)	(16.1)	(3.4)%	(0.2)	(0.1)%
Change in deferred taxes with respect to unremitted foreign earnings	6.8	1.4%	—	—%
Non-deductible expenses and other, net	6.1	1.2%	2.0	1.2%
Total income tax expense	$104.0	21.9%	$33.0	19.0%
___________________________________________________________________________________________
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

The following table shows the components of our income tax expense:

	Year ended December 31,
(in millions)	2025	2024	2023
Current tax expense:
US
Federal	$86.7	$74.3	$27.7
State	31.7	30.0	13.4
Non-US	45.4	34.3	24.3
Current tax expense	163.8	138.6	65.4
Deferred tax expense (benefit):
US
Federal	(29.1)	(17.6)	(15.6)
State	(6.3)	(6.5)	(4.2)
Non-US	(6.9)	(10.5)	(12.6)
Deferred tax expense, net	(42.3)	(34.6)	(32.4)
Income tax expense	$121.5	$104.0	$33.0

The following table provides our income before income taxes and equity in investments of unconsolidated entities, generated by our US and non-US operations:

	Year ended December 31,
(in millions)	2025	2024	2023
US	$357.5	$400.8	$101.4
Non-US	141.5	90.5	80.1
Income before income taxes and equity in investments of unconsolidated entities	$499.0	$491.3	$181.5

Income Tax Payments

The following table shows cash paid for income taxes, net of refunds, for the year ended December 31, 2025:

(in millions)	2025
US federal income taxes	$77.9
US state and local income taxes:
New York state	8.8
Other	25.4
Total state income taxes	34.2
Foreign income taxes:
Canada - Federal	16.0
Canada - Ontario	8.7
India	13.2
Other	21.8
Total foreign income taxes	59.7
Total cash paid for income taxes	$171.8

Jurisdictions that are equal or greater than 5% of the total cash paid for income taxes, net of refunds, for the year ended December 31, 2025 are disclosed in the table above.

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2025	2024
Deferred tax assets:
Stock-based compensation	$9.4	$7.8
Accrued liabilities	34.2	33.5
Deferred revenue	5.3	6.7
Net operating loss carryforwards - US	0.3	—
Net operating loss carryforwards - Non-US	21.7	18.9
Capitalized expenses	128.0	102.7
Allowance for doubtful accounts	2.6	2.4
Lease liabilities	37.5	35.9
Investments in unconsolidated entities	2.1	—
Capital loss and other carryforwards	20.3	12.9
Other	0.1	—
Total deferred tax assets	261.5	220.8

Deferred tax liabilities:
Acquired intangible assets	(74.6)	(68.5)
Property, equipment, and capitalized software	(34.8)	(39.6)
Lease right-of-use assets	(32.7)	(31.4)
Unrealized exchange gains, net	(1.3)	(1.7)
Prepaid expenses	(18.5)	(19.3)
Investments in unconsolidated entities	—	(11.4)
Withholding tax - foreign dividends	—	(7.1)
Total deferred tax liabilities	(161.9)	(179.0)
Net deferred tax asset before valuation allowance	99.6	41.8
Valuation allowance	(48.1)	(26.2)
Deferred tax asset (liability)	$51.5	$15.6

The net increase in our valuation allowance, from $26.2 million at December 31, 2024 to $48.1 million at December 31, 2025, is primarily attributable to current year movements in net operating losses, capital losses, and foreign tax credit carryforwards for which amounts are able to be realized or for which full realization is uncertain. Included in the valuation allowance of $48.1 million are $18.2 million of foreign tax credits that will expire in 2031 through 2035. In assessing the need for a valuation allowance, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies, and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2025	2024
Deferred tax asset, net	$78.7	$43.2
Deferred tax liability, net	(27.2)	(27.6)
Deferred tax asset (liability), net	$51.5	$15.6

The following table summarizes our US net operating loss (NOL) carryforwards:

	As of December 31,
(in millions)	2025	2024
US federal NOLs subject to expiration dates	$—	$—
US federal NOLs with no expiration dates	1.5	—
Total	$1.5	$—

The net increase in the US federal NOL carryforwards as of December 31, 2025 compared with 2024 reflects NOL carryforwards from an acquisition in 2025. We have not recorded a valuation allowance against US federal NOLs of $1.5 million because we expect the benefit of the US federal NOLs to be fully utilized.

The following table summarizes our NOL carryforwards for our non-US operations:

	As of December 31,
(in millions)	2025	2024
Non-US NOLs subject to expiration dates from 2027 through 2035	$19.7	$22.8
Non-US NOLs with no expiration date	66.4	51.9
Total	$86.1	$74.7

Non-US NOLs not subject to valuation allowances	$10.1	$15.3

The increase in non-US NOL carryforwards as of December 31, 2025 compared with the same period in 2024 primarily reflects NOLs from 2025 acquisitions offset by NOLs utilized in 2025.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a valuation allowance against approximately $76.0 million of the non-US NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Unrecognized Tax Benefits

We conduct business globally and, as a result, we file income tax returns in US federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our US Federal tax returns and most state tax returns include the years 2020 to the present.

As of December 31, 2025, our Consolidated Balance Sheet included a liability of $13.1 million for unrecognized tax benefits. As of December 31, 2024, our Consolidated Balance Sheet included a liability of $11.8 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

(in millions)	2025	2024
Gross unrecognized tax benefits - beginning of the year	$11.1	$13.0
Increases as a result of tax positions taken during a prior-year period	0.8	0.9
Decreases as a result of tax positions taken during a prior-year period	—	(0.1)
Increases as a result of tax positions taken during the current period	2.3	2.1
Decreases relating to settlements with tax authorities	—	(4.7)
Decreases as a result of lapse of the applicable statute of limitations	(1.9)	(0.1)
Gross unrecognized tax benefits - end of the year	$12.3	$11.1

In 2025, we recorded a net increase of $3.1 million of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $3.1 million increased our income tax expense by $2.8 million.

In addition, we reduced our gross unrecognized tax benefits by $1.9 million for settlements and lapses of statutes of limitations, of which $1.9 million decreased our income tax expense by $1.8 million.

As of December 31, 2025, we had $12.3 million of gross unrecognized tax benefits, which if recognized, would decrease our income tax expense by $11.9 million and reduce our effective income tax rate.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31,
(in millions)	2025	2024
Liabilities for interest and penalties	$1.7	$1.3

We recorded the increase in the liabilities for penalties and interest, net of any tax benefits, to income tax expense in our Consolidated Statements of Income in 2025.

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

18. Share Repurchase Program

On December 6, 2022, the board of directors approved a share repurchase program that authorized the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023 (the prior share repurchase program). The prior share repurchase program was completed in October 2025.

On October 29, 2025, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 (the new share repurchase program). The new share repurchase program, which is set to expire on October 30, 2028, replaced the prior share repurchase program. We may repurchase shares pursuant to the new share repurchase program from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the year ended December 31, 2025, we repurchased a total of 1,873,729 shares for $487.0 million under the prior share repurchase program, thereby completing the program, and 1,402,849 shares for $300.0 million under the new share purchase program. As of December 31, 2025, we have $700.0 million available for future repurchases under the new share repurchase program.

19. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

Income Taxes: In December 2023, the FASB issued ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740) (ASU No. 2023-09), which requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. This standard became effective for our fiscal year beginning on January 1, 2025. We applied the guidance prospectively. The standard did not impact our consolidated operating results, financial condition, or cash flows. See Note 16 for our income taxes disclosures.

Recently issued accounting pronouncements not yet adopted

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

Capitalized Software: In September 2025, the FASB issued ASU No. 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (ASU No. 2025-06) to clarify and modernize the recognition and disclosure framework for internal-use software costs. This standard removes all references to software development project stages and requires capitalization to begin once (1) management commits funding and (2) completion and intended use are probable, considering whether significant development uncertainties have been resolved. This standard is effective for our fiscal year beginning on January 1, 2028 and interim reporting periods within that fiscal year. Early adoption is permitted. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. We have not made a decision regarding early adoption and are evaluating the effect that ASU No. 2025-06 will have on our consolidated financial statements.

20. Subsequent Events

On February 2, 2026, we completed our previously announced acquisition of CRSP for a closing cash payment of approximately $365.0 million, subject to customary adjustments. CRSP will be included in the Morningstar Indexes operating segment. The acquisition was financed through borrowings under the 2025 A-1 Facility, which were drawn in 2026. Refer to Note 3 for more information regarding our credit arrangements.

Due to the limited time since the acquisition date and limitations on access to CRSP information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for contingencies, intangible assets, and goodwill. This information will be included in our quarterly report on Form 10-Q for the three months ending March 31, 2026.

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

We completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025. Management, including our chief executive officer and chief financial officer, participated in and supervised this evaluation. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act meets the requirements listed above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and under the oversight of our board of directors, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, the company’s executive officers and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities as noted below:

Name and Title	Date of Adoption of Trading Plan (2)	Scheduled Expiration Date of Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
Joe Mansueto Executive Chairman	11/19/2025	10/31/2026	Sale of up to 200,000 shares of common stock
________________________________________
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2) Each listed plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Board of Directors and Corporate Governance—Director Independence, —Board Committees and Charters, and —Delinquent Section 16(a) Reports in the company's Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the registrant's fiscal year ended December 31, 2025, (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this Report is incorporated herein by reference in response to this item.

We have adopted an insider trading policy, which is posted in the Investor Relations area of our corporate website at https://shareholders.morningstar.com in the Governance section, governing the purchase, sale, and other dispositions of our securities that applies to the board of directors, employees (including executive officers and temporary workers), and consultants and contractors of Morningstar and its subsidiaries and their immediate family members. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. From time to time, the company engages in transactions in its own securities. It is the company’s policy to comply with all applicable federal and state securities laws when engaging in transactions in its own securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Report.

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
Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income—Years ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheets—December 31, 2025 and 2024
Consolidated Statements of Equity—Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows—Years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 13, 2026 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(in millions)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for credit losses:
2025	$7.1	$5.1	$(5.1)	$7.1
2024	5.6	8.1	(6.6)	7.1
2023	$6.6	$5.3	$(6.3)	$5.6

 3. Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).
3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
4.2	Description of Morningstar's Securities is incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2019.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*	Morningstar Incentive Plan, as amended and restated effective January 1, 2014, is incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.3*†	Morningstar, Inc. Incentive Plan, as amended and restated effective January 1, 2026.
10.4*	Morningstar 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 18, 2011.
10.5*	Morningstar Amended and Restated 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 20, 2021.
10.6*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.7*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.8*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan CEO Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.9*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2022, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.10*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement, for awards made on and after May 15, 2022, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.11*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Agreement, for awards made on or after March 1, 2023, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
10.12*	Form of Morningstar Amended and Restated 2011Stock Incentive Plan Stretch Performance Stock Unit Award Agreement, for awards on or after May 15, 2024, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30. 2024.
10.13*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards on or after May 15, 2024, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.14*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards on or after May 15, 2024, is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.15*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on or after May 15, 2025, is incorporated by reference by Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
10.16*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Stretch Performance Stock Unit Award Agreement, for awards made on or after May 15, 2025. is incorporated by reference by Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
10.17*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on or after May 15, 2025, is incorporated by reference by Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
10.18*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, for awards made on or after May 15, 2025. is incorporated by reference by Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10.19*	Morningstar, Inc. ELT Policy on Recoupment of Compensation, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.20*	Morningstar, Inc. Executive Severance Policy effective May 9, 2025, is incorporated by reference by Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
10.21*	Offer Letter between Morningstar, Inc. and Michael Holt dated December 6, 2024, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on December 10, 2024.
10.22*	Credit Agreement dated as of October 31, 2025, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and Bank of America, N.A., is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on October 31, 2025.
10.23
Note Purchase Agreement, dated as of October 26, 2020, among Morningstar and each of the purchasers signatory thereto, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2020.

19.1†	Morningstar, Inc. Insider Trading Policy, as amended and in effect on June 1, 2025.
21.1†	Subsidiaries of Morningstar.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Morningstar, Inc. Incentive Compensation Recoupment Policy is incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023.
101†	The following financial information from Morningstar's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Equity, (vi) Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements
104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2026.

MORNINGSTAR, INC.

By:	/s/ Kunal Kapoor
Kunal Kapoor
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kunal Kapoor	Chief Executive Officer	February 13, 2026
Kunal Kapoor	(principal executive officer) and Director

/s/ Michael Holt	Chief Financial Officer (principal	February 13, 2026
Michael Holt	financial officer)

/s/ Conan Wiersema	Chief Accounting Officer (principal	February 13, 2026
Conan Wiersema	accounting officer)

/s/ Joe Mansueto	Executive Chairman and Chairman	February 13, 2026
Joe Mansueto	of the Board

/s/ Anne Bramman	Director	February 13, 2026
Anne Bramman

/s/ Robin Diamonte	Director	February 13, 2026
Robin Diamonte

/s/ Cheryl Francis	Director	February 13, 2026
Cheryl Francis

/s/ Stephen Joynt	Director	February 13, 2026
Stephen Joynt

/s/ Steven Kaplan	Director	February 13, 2026
Steven Kaplan

/s/ Gail Landis	Director	February 13, 2026
Gail Landis

/s/ Bill Lyons	Director	February 13, 2026
Bill Lyons

/s/ Doniel Sutton	Director	February 13, 2026
Doniel Sutton

/s/ Caroline Tsay	Director	February 13, 2026
Caroline Tsay