Form 10-Q
period 2026-03-31
Morningstar, Inc.
filed 2026-04-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 38,028,018 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended March 31,
(in millions, except per share amounts)	2026	2025
Revenue	$644.8	$581.9

Operating expense:
Cost of revenue	238.9	231.4
Sales and marketing	115.2	112.6
General and administrative	84.0	76.5
Depreciation and amortization	51.7	47.3
Total operating expense	489.8	467.8

Other operating income	0.9	—

Operating income	155.9	114.1

Non-operating expense, net:
Interest expense, net	(13.7)	(5.4)
Other expense, net	(0.4)	(0.2)
Non-operating expense, net	(14.1)	(5.6)

Income before income taxes and equity in investments of unconsolidated entities	141.8	108.5

Equity in investments of unconsolidated entities	(0.1)	(2.6)

Income tax expense	34.6	27.4

Consolidated net income	$107.1	$78.5

Net income per share:
Basic	$2.74	$1.83
Diluted	$2.73	$1.82

Dividends per common share:
Dividends declared per common share	$0.50	$0.46
Dividends paid per common share	$0.50	$0.46

Weighted average shares outstanding:
Basic	39.1	42.8
Diluted	39.3	43.1

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions)	2026	2025
Consolidated net income	$107.1	$78.5

Other comprehensive income (loss), net
Foreign currency translation adjustment	(11.3)	17.0
Other comprehensive income (loss), net	(11.3)	17.0

Comprehensive income	$95.8	$95.5

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2026 (unaudited)	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$492.8	$474.5
Investments	39.4	54.2
Accounts receivable, less allowance for credit losses of $7.4 million and $7.1 million, respectively	402.6	390.4
Income tax receivable	15.4	16.2
Deferred commissions	36.5	35.4
Prepaid expenses	57.1	42.5
Other current assets	19.5	24.8
Total current assets	1,063.3	1,038.0
Goodwill	1,747.2	1,610.8
Intangible assets, net	591.4	379.3
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $930.2 million and $899.9 million, respectively	234.8	231.9
Operating lease assets	166.0	159.0
Investments in unconsolidated entities	50.3	50.3
Deferred tax assets, net	86.0	78.7
Deferred commissions	29.8	30.1
Other assets	17.5	12.1
Total assets	$3,986.3	$3,590.2

Liabilities and equity
Current liabilities:
Deferred revenue	$669.3	$586.1
Accrued compensation	144.9	294.2
Accounts payable and accrued liabilities	104.6	97.9
Current portion of long-term debt	18.2	—
Operating lease liabilities	42.7	41.8
Income tax payable	43.1	24.0
Other current liabilities	7.9	9.3
Total current liabilities	1,030.7	1,053.3
Operating lease liabilities	151.0	146.7
Accrued compensation	20.3	20.1
Deferred tax liabilities, net	21.5	27.2
Long-term debt	1,694.6	1,072.6
Deferred revenue	21.3	21.0
Income tax payable	13.8	13.1
Other long-term liabilities	14.4	14.3
Total liabilities	$2,967.6	$2,368.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 38,027,605 and 39,740,881 shares were outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—

Treasury stock at cost, 17,000,866 and 15,277,454 shares as of March 31, 2026 and December 31, 2025, respectively	(2,088.7)	(1,785.7)
Additional paid-in capital	892.5	869.5
Retained earnings	2,294.3	2,206.2
Accumulated other comprehensive loss:
Currency translation adjustment	(79.4)	(68.1)
Total accumulated other comprehensive loss	(79.4)	(68.1)
Total equity	1,018.7	1,221.9
Total liabilities and equity	$3,986.3	$3,590.2

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three months ended March 31, 2026 and 2025

	Morningstar, Inc. Shareholders’ Equity
	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2025	39,740,881	$—	$(1,785.7)	$869.5	$2,206.2	$(68.1)	$1,221.9
Net income		—	—	—	107.1	—	107.1
Other comprehensive income (loss):
Foreign currency translation adjustment		—	—	—	—	(11.3)	(11.3)
Other comprehensive loss, net		—	—	—	—	(11.3)	(11.3)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	10,136	—	—	(0.8)	—	—	(0.8)
Reclassification of awards previously liability-classified that were converted to equity		—	—	13.0	—	—	13.0
Stock-based compensation		—	—	10.8	—	—	10.8
Common shares repurchased	(1,723,412)	—	(303.0)	—	—	—	(303.0)
Dividends declared ($0.50 per share)		—	—	—	(19.0)	—	(19.0)
Balance as of March 31, 2026	38,027,605	$—	$(2,088.7)	$892.5	$2,294.3	$(79.4)	$1,018.7

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2024	42,869,380	$—	$(993.9)	$822.7	$1,909.2	$(119.4)	$1,618.6
Net income		—	—	—	78.5	—	78.5
Other comprehensive income (loss):
Foreign currency translation adjustment		—	—	—	—	17.0	17.0
Other comprehensive income, net		—	—	—	—	17.0	17.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	69	—	—	—	—	—	—
Reclassification of awards previously liability-classified that were converted to equity		—	—	16.0	—	—	16.0
Stock-based compensation		—	—	9.1	—	—	9.1
Common shares repurchased	(368,199)	—	(110.7)	—	—	—	(110.7)
Dividends declared ($0.46 per share)		—	—	—	(19.3)	—	(19.3)
Balance as of March 31, 2025	42,501,250	$—	$(1,104.6)	$847.8	$1,968.4	$(102.4)	$1,609.2

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2026	2025
Operating activities
Consolidated net income	$107.1	$78.5
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	51.7	47.3
Deferred income taxes	(12.7)	(6.9)
Stock-based compensation expense	10.8	9.1
Provision for credit losses	1.8	2.5
Equity in investments of unconsolidated entities	0.1	2.6
Other, net	0.1	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	(9.0)	17.3
Accounts payable and accrued liabilities	6.7	0.2
Accrued compensation and deferred commissions	(138.7)	(120.5)
Income taxes	20.3	20.1
Deferred revenue	63.7	47.9
Other assets and liabilities	(10.4)	(6.0)
Cash provided by operating activities	91.5	91.0

Investing activities
Purchases of investment securities	(10.7)	(3.3)
Proceeds from maturities and sales of investment securities	23.9	4.5
Capital expenditures	(37.9)	(32.2)
Acquisitions, net of cash acquired	(359.6)	(38.5)
Purchases of investments in unconsolidated entities	(0.1)	(1.2)
Cash used for investing activities	(384.4)	(70.7)

Financing activities
Common shares repurchased	(300.0)	(109.6)
Dividends paid	(19.9)	(19.5)
Proceeds from revolving credit facility	295.0	145.0
Repayment of revolving credit facility	(30.0)	(40.0)
Proceeds from term facility	375.0	—
Employee taxes withheld for stock awards	(0.8)	—
Other, net	(2.4)	—
Cash provided by (used for) financing activities	316.9	(24.1)

Effect of exchange rate changes on cash and cash equivalents	(5.7)	12.6
Net increase in cash and cash equivalents	18.3	8.8
Cash and cash equivalents—beginning of period	474.5	502.7
Cash and cash equivalents—end of period	$492.8	$511.5

Supplemental disclosure of cash flow information
Cash paid for income taxes	$26.8	$14.2
Cash paid for interest	$12.3	$6.4

See notes to unaudited consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 (our Annual Report).

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

3. Credit Arrangements

Debt

The following table summarizes our debt as of March 31, 2026 and December 31, 2025:

(in millions)	As of March 31, 2026	As of December 31, 2025
2025 Term Facility, net of unamortized debt issuance costs of $1.3 million and $1.5 million, respectively	$748.7	$373.5
2025 Revolving Credit Facility	615.0	350.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $0.9 million and $0.9 million, respectively	349.1	349.1
Total debt	$1,712.8	$1,072.6

Credit Agreement

On October 31, 2025, the company entered into a new senior credit agreement (the 2025 Credit Agreement).The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of March 31, 2026, the total outstanding debt under the 2025 Credit Agreement was $1.4 billion, net of debt issuance costs, including $375.0 million drawn under the 2025 A-1 Facility, $375.0 million drawn under the 2025 A-2 Facility, and $615.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $135.0 million under the 2025 Revolving Credit Facility.

The proceeds borrowed under the 2025 Facility were used to refinance existing indebtedness under the company's prior credit agreement, pay fees and expenses in connection with the 2025 Facility, finance the acquisition of the Center for Research in Security Prices (CRSP), and for general corporate purposes.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of March 31, 2026, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.1 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2026.

4. Acquisitions, Goodwill, and Other Intangible Assets

2026 Acquisitions

Acquisition of the Center for Research in Security Prices, LLC (CRSP)

On February 2, 2026, we completed our acquisition of 100% of the equity interests in CRSP, a provider of historical stock market data and indexes, from the University of Chicago. The closing consideration of $363.0 million was paid in cash and reflects adjustments for estimated available cash, indebtedness, and working capital. We began consolidating the financial results of CRSP in our consolidated financial statements as of February 2, 2026. CRSP is included in the Morningstar Indexes operating segment.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to FASB ASC 805, Business Combinations (FASB ASC 805), which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. As of March 31, 2026, we completed our initial determination of the fair values of the acquired identifiable assets and liabilities based on the financial data available. Based on the timing of the closing of this transaction, certain valuation calculations are considered preliminary due to information that may subsequently become available, and values assigned to various assets and liabilities could change.

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

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$363.0

Cash and cash equivalents	$3.4
Accounts receivable	6.4
Other current and non-current assets	15.1
Intangible assets, net	233.0
Deferred revenue	(22.8)
Other current and non-current liabilities	(11.7)
Total fair value of net assets acquired	$223.4

Goodwill	$139.6

Acquired accounts receivable were recorded at fair value and reflect the best estimate at the acquisition date of the contractual cash flows expected to be collected.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $233.0 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$113.0	13
Technology-based assets	115.0	8
Intellectual property	5.0	7
Total intangible assets	$233.0

Goodwill of $139.6 million represents the excess over the fair value of the net tangible and intangible assets acquired. We paid this premium for several reasons, including the opportunity to strengthen our market position and expand our presence among index providers of US equity index funds.

The value assigned to goodwill and intangible assets are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

2025 Acquisitions

Morningstar Credit Analytics (formerly Dealview Technologies Limited (DealX))

On March 1, 2025, we completed our acquisition of the remaining 65% of the equity interests in DealX, a provider of standardized US commercial mortgage-backed security (CMBS) and global collateralized loan obligation (CLO) data. We began consolidating the financial results of DealX in our consolidated financial statements as of March 1, 2025. DealX is included in the Morningstar Credit segment and has been renamed Morningstar Credit Analytics.

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

Lumonic Inc. (Lumonic)

On March 3, 2025, we acquired 100% of the equity interests in Lumonic, a private credit portfolio monitoring and management platform. We began consolidating the financial results of Lumonic in our consolidated financial statements as of March 3, 2025. Lumonic is included in the PitchBook segment.

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

The allocation of the fair values of the assets acquired and liabilities assumed includes $21.3 million of goodwill, which is not deductible for income tax purposes, and $10.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$1.4	15
Technology-based assets	9.1	8
Intellectual property	0.1	3
Total intangible assets	$10.6

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2025 to March 31, 2026:

(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2025	$608.6	$628.7	$119.6	$90.3	$93.5	$1,540.7	$70.1	$1,610.8
Acquisition of CRSP	—	—	—	—	—	—	139.6	139.6
Foreign currency translation and other	(3.3)	—	(0.9)	1.1	—	(3.1)	(0.1)	(3.2)
Balance as of March 31, 2026	$605.3	$628.7	$118.7	$91.4	$93.5	$1,537.6	$209.6	$1,747.2

Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2026			As of December 31, 2025
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer-related assets	$693.0	$(331.9)	$361.1	$583.9	$(324.1)	$259.8
Technology-based assets	439.5	(229.8)	209.7	328.0	(225.5)	102.5
Intellectual property & other	95.7	(75.1)	20.6	91.2	(74.2)	17.0
Total intangible assets	$1,228.2	$(636.8)	$591.4	$1,003.1	$(623.8)	$379.3

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2026	2025
Amortization expense	$19.0	$14.4

We amortize intangible assets using the straight-line method over their estimated useful lives.

Based on acquisitions completed through March 31, 2026, we expect intangible amortization expense for each of the next five years and thereafter as follows:

(in millions)	As of March 31, 2026
Remainder of 2026 (April 1 through December 31)	$59.0
2027	73.3
2028	69.3
2029	66.2
2030	60.4
Thereafter	263.2
Total	$591.4

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31,
(in millions, except per share amounts)	2026	2025
Basic net income per share:
Consolidated net income	$107.1	$78.5

Weighted average common shares outstanding	39.1	42.8

Basic net income per share	$2.74	$1.83

Diluted net income per share:
Consolidated net income	$107.1	$78.5

Weighted average common shares outstanding	39.1	42.8
Net effect of dilutive stock awards	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	39.3	43.1

Diluted net income per share	$2.73	$1.82

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type:

	Three months ended March 31,
(in millions)	2026	2025
License-based	$444.9	$418.0
Asset-based	95.1	85.7
Transaction-based	104.8	78.2
Consolidated revenue	$644.8	$581.9

Contract Liabilities

Our contract liabilities represent deferred revenue. We record deferred revenue when a contract requires a customer to be billed in advance. The following table summarizes our contract liabilities balance:

(in millions)	As of March 31, 2026	As of December 31, 2025
Deferred revenue (current)	$669.3	$586.1
Deferred revenue (non-current)	21.3	21.0
Total contract liabilities	$690.6	$607.1

The following table presents revenue recognized that was included in the deferred revenue balance at the beginning of the period:

	Three months ended March 31,
(in millions)	2026	2025
Revenue recognized that was included in opening deferred revenue	$273.7	$252.9

Remaining Performance Obligations

Remaining performance obligations include both amounts recorded as deferred revenue in our Consolidated Balance Sheets as of March 31, 2026 as well as amounts not yet invoiced to customers as of March 31, 2026, largely reflecting future revenue related to signed multi-year arrangements. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. We expect to recognize into revenue 58% of this balance during the remainder of 2026, 25% of this balance in 2027, 11% of this balance in 2028, and the remaining amount thereafter.

The percentages in the prior paragraph exclude variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as we apply the optional exemption available under FASB ASC Topic 606. These performance obligations are expected to be satisfied over the next one to three years. Variable consideration for these contracts cannot be reasonably estimated because it depends on factors such as future user licenses, changes in the underlying asset values, or the number of internet advertising impressions in any given period, which are only known as services are performed.

The percentages above also exclude unsatisfied performance obligations for certain license-based contracts with durations of one year or less as we apply the optional exemption under FASB ASC Topic 606. For certain license-based contracts, the remaining performance obligations are expected to be less than one year based on the subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from March 31, 2026.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2026	As of December 31, 2025
Accounts receivable, less allowance for credit losses	$402.6	$390.4
Deferred commissions	66.3	65.5
Total contract assets	$468.9	$455.9

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

The following tables present information about the company’s reportable segments for the three months ended March 31, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended March 31, 2026
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$215.2	$170.5	$5.8	$14.2	$0.4	$406.1
Asset-based	—	—	—	36.5	38.4	74.9
Transaction-based	—	1.9	95.2	7.3	—	104.4
Total segment revenue	215.2	172.4	101.0	58.0	38.8	585.4

Less:
Compensation expense(1)	68.6	79.4	44.4	24.9	12.0
Other segment items(2)	55.6	41.4	15.4	27.5	7.0
Adjusted operating income	$91.0	$51.6	$41.2	$5.6	$19.8	$209.2

	Three months ended March 31, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$199.2	$161.8	$4.6	$19.1	$0.5	$385.2
Asset-based	—	—	—	36.1	32.4	68.5
Transaction-based	—	1.9	68.4	6.1	—	76.4
Total segment revenue	199.2	163.7	73.0	61.3	32.9	530.1

Less:
Compensation expense(1)	57.7	76.1	38.5	30.2	11.6
Other segment items(2)	54.4	35.3	13.1	31.9	6.7
Adjusted operating income (loss)	$87.1	$52.3	$21.4	$(0.8)	$14.6	$174.6
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
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, and other overhead costs.

	Three months ended March 31,
(in millions)	2026	2025
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$585.4	$530.1
Corporate and All Other (3)	59.4	51.8
Total consolidated revenue	$644.8	$581.9

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$209.2	$174.6
Corporate and All Other (4)	(30.6)	(39.2)
Intangible amortization expense	(19.0)	(14.4)
M&A-related expenses	(4.6)	(6.9)
Other non-recurring items	0.9	—
Operating Income	155.9	114.1
Non-operating expense, net	(14.1)	(5.6)
Equity in investments of unconsolidated entities	(0.1)	(2.6)
Income before income taxes	$141.7	$105.9
___________________________________________________________________________________________
(3) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $26.6 million and $28.8 million for the three months ended March 31, 2026 and 2025, respectively. Revenue from Morningstar Indexes was $32.8 million and $23.0 million for the three months ended March 31, 2026 and 2025, respectively.

(4) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the first quarters of 2026 and 2025, unallocated corporate expenses were $41.8 million in each period. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

The following table presents depreciation expense by reportable segment:

	Three months ended March 31,
(in millions)	2026	2025
Morningstar Direct Platform	$9.5	$10.8
PitchBook	7.9	7.8
Morningstar Credit	1.4	2.0
Morningstar Wealth	1.6	4.5
Morningstar Retirement	2.3	2.6
Total Reportable Segments	22.7	27.7
Corporate and All Other (5)	9.9	5.1
Total	$32.6	$32.8
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

Revenue by geographical area	Three months ended March 31,
(in millions)	2026	2025
United States	$462.0	$424.5

Asia	11.8	11.9
Australia	18.1	15.1
Canada	42.7	33.1
Continental Europe	57.0	50.6
United Kingdom	49.2	43.7
Other	4.0	3.0
Total International	182.8	157.4

Consolidated revenue	$644.8	$581.9

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of March 31, 2026	As of December 31, 2025
United States	$177.8	$178.6

Asia	27.7	22.8
Australia	1.0	1.1
Canada	17.6	17.9
Continental Europe	5.8	6.3
United Kingdom	4.7	4.9
Other	0.2	0.3
Total International	57.0	53.3

Consolidated property, equipment, and capitalized software, net	$234.8	$231.9

Operating lease assets by geographical area
(in millions)	As of March 31, 2026	As of December 31, 2025
United States	$75.4	$74.9

Asia	57.5	48.7
Australia	1.3	1.5
Canada	8.3	7.8
Continental Europe	15.4	16.5
United Kingdom	7.5	9.0
Other	0.6	0.6
Total International	90.6	84.1

Consolidated operating lease assets	$166.0	$159.0

8. Fair Value Measurements

The tables below present information about items that are measured at fair value:

	Fair Value as of	Level within the Fair Value Hierarchy as of March 31, 2026
(in millions)	March 31, 2026	Level 1	Level 2	Level 3
Cash equivalents	$48.2	$48.2	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	35.2	35.2	—	—
Marketable debt securities	1.4	1.4	—	—
Total	$84.8	$84.8	$—	$—

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2025
(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$40.1	$40.1	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	50.0	50.0	—	—
Marketable debt securities	1.5	1.5	—	—
Total	$91.6	$91.6	$—	$—

9. Investments in Unconsolidated Entities

As of March 31, 2026 and December 31, 2025, our investment in unconsolidated entities balance totaled $50.3 million. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of investments in equity securities without a readily determinable fair value, including our investment in SmartX Advisory Solutions, was $44.4 million and $44.0 million as of March 31, 2026 and December 31, 2025, respectively. We did not record any material adjustments or impairment losses in the first three months of 2026 or 2025.

10. Leases

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

The following table presents the components of lease cost:

	Three months ended March 31,
(in millions)	2026	2025
Operating lease cost	$12.1	$11.0
Variable lease cost	$3.9	$2.8

The following table presents other information related to operating leases:

	Three months ended March 31,
(in millions)	2026	2025
Cash paid for amounts included in the measurement for operating lease liabilities	$12.3	$9.4
Right of use assets obtained in exchange for operating lease liability	$18.6	$—

The following table shows our minimum future lease commitments due in the remainder of 2026, each of the next four subsequent years, and thereafter, for operating leases:

(in millions)	As of March 31, 2026
Remainder of 2026 (April1 through December 31)	$37.3
2027	44.6
2028	37.6
2029	26.5
2030	20.0
Thereafter	59.2
Total minimum lease commitments	225.2
Adjustment for discount to present value	31.5
Present value of lease liabilities	$193.7

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2026
Weighted-average remaining lease term (in years)	5.8

Weighted-average discount rate	4.7%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of equity-based awards, including stock options, RSUs, MSUs, PSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2026	2025
Cost of revenue	$4.3	$3.5
Sales and marketing	1.3	1.9
General and administrative	5.2	3.7
Total stock-based compensation expense	$10.8	$9.1

As of March 31, 2026, the total unrecognized stock-based compensation cost related to outstanding RSUs, MSUs, and PSUs expected to vest was $77.9 million, which we expect to recognize over a weighted average period of 24 months.

12. Income Taxes

The following table shows our effective tax rate for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
(in millions)	2026	2025
Income before income taxes and equity in investments of unconsolidated entities	$141.8	$108.5
Equity in investments of unconsolidated entities	(0.1)	(2.6)
Income before income taxes	$141.7	$105.9
Income tax expense	$34.6	$27.4
Effective tax rate	24.4%	25.9%

Our effective tax rate in the first quarter of 2026 was 24.4%, reflecting a decrease of 1.5 percentage points, compared with the same period in the prior year.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on our consolidated financial statements as of March 31, 2026. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBB) was enacted in the United States. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of March 31, 2026.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2026 and December 31, 2025, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2026	As of December 31, 2025
Gross unrecognized tax benefits	$12.9	$12.3
Gross unrecognized tax benefits that would affect income tax expense	$12.9	$12.3
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.4	$11.9

As of March 31, 2026, our Unaudited Consolidated Balance Sheet included a liability of $13.9 million for unrecognized tax benefits. As of December 31, 2025, our Consolidated Balance Sheet included a liability of $13.1 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We conduct business globally, and, as a result, we file income tax returns in US federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our US federal tax returns and most state tax returns include the years 2020 to the present.

We are currently under audit by state and local tax authorities in the US as well as tax authorities in certain non-US jurisdictions. It is likely that the examination phase of some of these state, local, and non-US audits will conclude in 2026. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 81% of our cash, cash equivalents, and investments balance as of March 31, 2026 and December 31, 2025, was held by our operations outside of the US. We generally consider the accumulated undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested, and it is not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings. The amount of indefinitely reinvested earnings is based on our estimates and assumptions. This amount is subject to change in the normal course of business as we evaluate operational cash flows, working capital needs, regulatory requirements, investment needs, and other factors. Accordingly, we regularly update our earnings and profits analysis to reflect these developments.

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

14. Share Repurchase Program

On October 29, 2025, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 (the Share Repurchase Program). The current share repurchase program is set to expire on October 30, 2028. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended March 31, 2026, we repurchased a total of 1,723,412 shares for $300.0 million. As of March 31, 2026, we have repurchased a total of 3,126,261 shares for $600.0 million under the Share Repurchase Program, leaving $400.0 million available for future repurchases.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “committed,” “consider,” “estimate,” “future,” “goal,” “is designed to,” “maintain,” “may,” “objective,” “ongoing,” “could,” “expect,” “intend,” “plan,” “possible,” “potential,” “anticipate,” “believe,” “predict,” “continue,” “strategy,” “will,” “would,” "determine," "evaluate," or the negative thereof, and similar expressions. These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

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
•the impact of artificial intelligence (AI) technologies on our business, as well as legal and reputational risks as they are incorporated into our products and tools;
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
•our strategic transactions, acquisitions, divestitures, and investments in companies or technologies failing to yield expected business or financial benefits, negatively impacting our operating results and our ability to deliver long-term value to shareholders;
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
•liability, regulatory scrutiny, costs, and reputational risks relating to environmental, social, and governance considerations;
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
•impact on our stock price due to market conditions, any future sales of our common stock, and fluctuations in our operating results; and
•failing to protect our intellectual property rights or claims of intellectual property infringement against us.

A more complete description of these risks and uncertainties, among others, can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

License-based: Generated mostly by our Morningstar Direct Platform and PitchBook segments, revenue through license agreements is derived from either a per user or enterprise-basis. Our license agreements typically range from one to three years and are accounted for as subscription services available to customers and not as licenses under the accounting guidance.

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

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2026	2025	Change
Consolidated revenue	$644.8	$581.9	10.8%
Operating income	$155.9	$114.1	36.6%
Operating margin	24.2%	19.6%	4.6	pp

Cash provided by operating activities	$91.5	$91.0	0.5%
Capital expenditures	(37.9)	(32.2)	17.7%
Free cash flow	$53.6	$58.8	(8.8)%

Cash used for investing activities	$(384.4)	$(70.7)	443.7%
Cash provided by (used for) financing activities	$316.9	$(24.1)	NMF
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

Consolidated Revenue

Revenue by type	Three months ended March 31,
(in millions)	2026	2025	Change
Morningstar Direct Platform
License-based	$215.2	$199.2	8.0%
Asset-based	—	—	—%
Transaction-based	—	—	—%
Morningstar Direct Platform total	$215.2	$199.2	8.0%

PitchBook
License-based	$170.5	$161.8	5.4%
Asset-based	—	—	—%
Transaction-based	1.9	1.9	—%
PitchBook total	$172.4	$163.7	5.3%

Morningstar Credit
License-based	$5.8	$4.6	26.1%
Asset-based	—	—	—%
Transaction-based	95.2	68.4	39.2%
Morningstar Credit total	$101.0	$73.0	38.4%

Morningstar Wealth
License-based	$14.2	$19.1	(25.7)%
Asset-based	36.5	36.1	1.1%
Transaction-based	7.3	6.1	19.7%
Morningstar Wealth total	$58.0	$61.3	(5.4)%

Morningstar Retirement
License-based	$0.4	$0.5	(20.0)%
Asset-based	38.4	32.4	18.5%
Transaction-based	—	—	—%
Morningstar Retirement total	$38.8	$32.9	17.9%

Corporate and All Other (1)
License-based	$38.8	$32.8	18.3%
Asset-based	20.2	17.2	17.4%
Transaction-based	0.4	1.8	(77.8)%
Corporate and All Other total	$59.4	$51.8	14.7%

License-based	$444.9	$418.0	6.4%
Asset-based	95.1	85.7	11.0%
Transaction-based	104.8	78.2	34.0%
Consolidated revenue	$644.8	$581.9	10.8%
___________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $26.6 million and $28.8 million for the three months ended March 31, 2026 and 2025, respectively. Revenue from Morningstar Indexes was $32.8 million and $23.0 million for the three months ended March 31, 2026 and 2025, respectively.

In the first quarter of 2026, consolidated revenue increased 10.8% to $644.8 million. Foreign currency movements increased revenue by $13.5 million.

License-based revenue increased 6.4%, or 2.6% on an organic basis, during the first quarter of 2026, primarily driven by strong demand for Morningstar Direct Platform and PitchBook products.

Asset-based revenue increased 11.0% on a both a reported and organic basis, during the first quarter of 2026. The increase in reported asset-based revenue was primarily driven by an increase in Morningstar Retirement products.

Transaction-based revenue increased 34.0%, or 30.6% on an organic basis, during the first quarter of 2026, primarily driven by Morningstar Credit revenue.

Organic Revenue

Organic revenue increased 7.6% in the first quarter of 2026, driven by organic growth in Morningstar Credit, Morningstar Direct Platform, and PitchBook.

The table below shows a reconciliation of organic revenue to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2026	2025	Change
Consolidated revenue	$644.8	$581.9	10.8%
Acquisitions	(10.5)	—	NMF
Divestitures	(3.0)	(7.6)	NMF
Effect of foreign currency translations	(13.5)	—	NMF
Organic revenue	$617.8	$574.3	7.6%

Consolidated Revenue by Geographical Area

	Three months ended March 31,
(in millions)	2026	2025	Change
United States	$462.0	$424.5	8.8%

Asia	11.8	11.9	(0.8)%
Australia	18.1	15.1	19.9%
Canada	42.7	33.1	29.0%
Continental Europe	57.0	50.6	12.6%
United Kingdom	49.2	43.7	12.6%
Other	4.0	3.0	33.3%
Total International	182.8	157.4	16.1%

Consolidated revenue	$644.8	$581.9	10.8%

International revenue comprised 28% of our consolidated revenue in the first quarter of 2026, which was comparable to the same period in 2025. Approximately 58% of international revenue was generated in Continental Europe and the United Kingdom during the first quarter of 2026, which was comparable to the same period in 2025. Revenue from international operations increased 16.1% during the first quarter of 2026, driven by strong demand for Morningstar Credit and Morningstar Direct Platform products.

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2026	2025	Change
Cost of revenue	$238.9	$231.4	3.2%
% of consolidated revenue	37.1%	39.8%	(2.7)	pp
Sales and marketing	115.2	112.6	2.3%
% of consolidated revenue	17.9%	19.4%	(1.5)	pp
General and administrative	84.0	76.5	9.8%
% of consolidated revenue	13.0%	13.1%	(0.1)	pp
Depreciation and amortization	51.7	47.3	9.3%
% of consolidated revenue	8.0%	8.1%	(0.1)	pp
Total operating expense	$489.8	$467.8	4.7%
% of consolidated revenue	76.0%	80.4%	(4.4)	pp

Cost of Revenue

Cost of revenue increased $7.5 million in the first quarter of 2026. Higher compensation expense of $4.6 million in the first quarter of 2026 was the largest contributor to the increase, primarily driven by unfavorable currency translation related to US dollar weakness. Technology infrastructure costs were also a driver due to the company's investment in and renewal of various SaaS-based platforms across the business.

Sales and Marketing

Sales and marketing expense increased $2.6 million in the first quarter of 2026. Advertising and marketing costs increased $1.9 million due to an increase in paid advertising.

General and Administrative

General and administrative expense increased $7.5 million in the first quarter of 2026. Higher compensation expense of $3.0 million was the largest contributor to the increase, driven primarily by unfavorable currency translation related to US dollar weakness and stock-based compensation. Facilities-related expenses and professional fees also contributed to the increase.

Depreciation and Amortization

Depreciation expense decreased slightly in the first quarter of 2026 while intangible amortization expense increased $4.6 million, primarily from additional amortization related to intangibles from the acquisition of the Center for Research in Security Prices (CRSP).

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2026	2025	Change
Operating income	$155.9	$114.1	36.6%
% of revenue	24.2%	19.6%	4.6	pp

Consolidated operating income increased $41.8 million in the first quarter of 2026, reflecting an increase in revenue of $62.9 million, partially offset by an increase in operating expense of $22.0 million. Operating margin was 24.2%, an increase of 4.6 percentage points compared with the first quarter of 2025.

Adjusted Operating Income and Adjusted Operating Margin

We reported adjusted operating income of $178.6 million in the first quarter of 2026. The table below shows a reconciliation of adjusted operating income to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2026	2025	Change
Operating income	$155.9	$114.1	36.6%
Intangible amortization expense	19.0	14.4	31.9%
M&A-related expenses	4.6	6.9	(33.3)%
Other non-recurring items	(0.9)	—	NMF
Adjusted operating income	$178.6	$135.4	31.9%

Morningstar Direct Platform	$91.0	$87.1	4.5%
PitchBook	51.6	52.3	(1.3)%
Morningstar Credit	41.2	21.4	92.5%
Morningstar Wealth	5.6	(0.8)	NMF
Morningstar Retirement	19.8	14.6	35.6%
Less: Corporate and All Other (1)	(30.6)	(39.2)	NMF
Adjusted operating income	$178.6	$135.4	31.9%
___________________________________________________________________________________________
(1) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the first quarters of 2026 and 2025, unallocated corporate expenses were $41.8 million in each period. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

We reported adjusted operating margin of 27.7% in the first quarter of 2026. The table below shows a reconciliation of adjusted operating margin to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2026	2025	Change
Operating margin	24.2%	19.6%	4.6 pp
Intangible amortization expense	2.9%	2.5%	0.4 pp
M&A-related expenses	0.7%	1.2%	(0.5) pp
Other non-recurring items	(0.1)%	—%	(0.1) pp
Adjusted operating margin	27.7%	23.3%	4.4 pp

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Direct Platform

The following table presents results for Morningstar Direct Platform:

	Three months ended March 31,
(in millions)	2026	2025	Change
Total revenue	$215.2	$199.2	8.0%
Adjusted operating income	$91.0	$87.1	4.5%
Adjusted operating margin	42.3%	43.7%	(1.4) pp

Morningstar Direct Platform total revenue increased $16.0 million, or 8.0%, for the three months ended March 31, 2026. Revenue grew 5.0% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Data contributed $9.4 million to revenue growth, with revenue increasing 9.4% or 6.3% on an organic basis. The increase in Morningstar Data was driven in part by expansion with existing clients supported by new use cases, with continued strength in managed investment data and Morningstar Essentials products.

Morningstar Direct contributed $6.8 million to revenue growth, with revenue increasing 9.4% or 6.0% on an organic basis, reflecting increased revenue per license and expansion with existing clients in reporting solutions despite a decline of 1.8% in Direct Licenses compared with the prior-year period as some client workflows shifted.

Morningstar Direct Platform adjusted operating income increased $3.9 million, or 4.5%, and adjusted operating margin decreased 1.4 percentage points for the three months ended March 31, 2026. The decline in adjusted operating margin was due in part to a shift of additional research and sales resources to support Direct Platform growth priorities, partially offset by targeted reorganizations in the fourth quarter of 2025.

Morningstar Direct Platform depreciation expense was $9.5 million and $10.8 million for the three months ended March 31, 2026 and 2025, respectively.

PitchBook

The following table presents results for PitchBook:

	Three months ended March 31,
(in millions)	2026	2025	Change
Total revenue	$172.4	$163.7	5.3%
Adjusted operating income	$51.6	$52.3	(1.3)%
Adjusted operating margin	29.9%	31.9%	(2.0) pp

PitchBook total revenue increased $8.7 million, or 5.3%, for the three months ended March 31, 2026. Revenue grew 4.8% on an organic basis.

Growth was primarily driven by the PitchBook platform with strength in the direct data business, which continued to expand from a smaller base. The increase in PitchBook revenue reflected contributions from its core investor and advisor client segments, although growth slowed, especially in venture capital, while the corporate client segment continued to experience softness. Licensed user counts were relatively flat compared to the prior-year period, reflecting the addition of new logos offset by churn within the corporate segment.

PitchBook adjusted operating income decreased $0.7 million, or 1.3%, and adjusted operating margin decreased 2.0 percentage points for the three months ended March 31, 2026. The decline in adjusted operating margin was due in part to higher advertising expenses and an increase in compensation costs, which included the impact of additional headcount to support new growth initiatives.

PitchBook depreciation expense was $7.9 million and $7.8 million for the three months ended March 31, 2026.

Morningstar Credit

The following table presents results for Morningstar Credit:

	Three months ended March 31,
(in millions)	2026	2025	Change
Total revenue	$101.0	$73.0	38.4%
Adjusted operating income	$41.2	$21.4	92.5%
Adjusted operating margin	40.8%	29.3%	11.5 pp

Morningstar Credit total revenue increased $28.0 million, or 38.4%, for the three months ended March 31, 2026. Revenue grew 34.3% on an organic basis, supported by a robust issuance market. Revenue grew across geographies and asset classes, with particular strength in Canadian and European corporates and US structured finance ratings revenue. Organic revenue growth excludes revenue associated with DealX for the first two months of the quarter, and foreign currency impact.

Morningstar Credit adjusted operating income increased $19.8 million, or 92.5%, and adjusted operating margin increased 11.5 percentage points for the three months ended March 31, 2026. The increase in adjusted operating income and margin reflected higher revenue, partially offset by higher compensation costs. The increase in compensation was primarily driven by higher salaries and benefits due to increases in headcount to support growth.

Morningstar Credit depreciation expense was $1.4 million and $2.0 million for the three months ended March 31, 2026 and 2025.

Morningstar Wealth

The following table presents results for Morningstar Wealth:

	Three months ended March 31,
(in millions)	2026	2025	Change
Total revenue	$58.0	$61.3	(5.4)%
Adjusted operating income (loss)	$5.6	$(0.8)	NMF
Adjusted operating margin	9.7%	(1.3)%	11.0 pp

Morningstar Wealth total revenue decreased $3.3 million, or 5.4%, for the three months ended March 31, 2026. Revenue decreased 1.6% on an organic basis. Organic revenue growth excludes interim service fees received from AssetMark associated with the company's sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform from the prior-year period, and foreign currency impact. Reported and organic revenue growth included a $5.5 million negative impact from the sunsetting of Morningstar Office, which was partially offset by growth in ad sales and Investment Management, which grew on an organic basis.

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

	As of March 31,
(in billions)	2026	2025	Change
Morningstar Model Portfolios	$51.9	$44.5	16.6%
Institutional Asset Management	5.9	6.9	(14.5)%
Asset Allocation Services	2.6	12.4	(79.0)%
Investment Management (total)	$60.4	$63.8	(5.3)%

Investment Management total revenue increased $0.4 million, or 1.1% on a reported basis for the three months ended March 31, 2026. Revenue increased 10.6% on an organic basis. Reported AUMA decreased 5.3% to $60.4 billion compared with the prior-year period. Excluding the impact of the loss of an Asset Allocation Services client, which accounted for a negligible share of Investment Management revenue, AUMA increased compared to the prior-year period, supported by market appreciation and positive net flows to Morningstar Model Portfolios offered on third-party platforms and the International Wealth Platform.

Morningstar Wealth adjusted operating income increased $6.4 million and adjusted operating margin increased 11.0 percentage points for the three months ended March 31, 2026.

Morningstar Wealth depreciation expense was $1.6 million and $4.5 million for the three months ended March 31, 2026 and 2025.

Morningstar Retirement

The following table presents results for Morningstar Retirement:

	Three months ended March 31,
(in millions)	2026	2025	Change
Total revenue	$38.8	$32.9	17.9%
Adjusted operating income	$19.8	$14.6	35.6%
Adjusted operating margin	51.0%	44.4%	6.6 pp

Morningstar Retirement total revenue increased $5.9 million, or 17.9% on both a reported and organic basis for the three months ended March 31, 2026. AUMA, calculated using the most recently available average quarterly or monthly data, increased 11.7% to $310.0 billion compared with the prior-year period, primarily due to market gains and supported by positive net flows to traditional and Advisor Managed Accounts.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of March 31,
(in billions)	2026	2025	Change
Managed Accounts	$191.7	$162.8	17.8%
Fiduciary Services	73.5	65.6	12.0%
Custom Models/CIT	44.8	49.2	(8.9)%
Morningstar Retirement (total)	$310.0	$277.6	11.7%

Morningstar Retirement adjusted operating income increased $5.2 million and adjusted operating margin increased 6.6 percentage points for the three months ended March 31, 2026. Adjusted operating income included the impact of a discrete expense related to a correction of a client's participant accounts.

Morningstar Retirement depreciation expense was $2.3 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

Corporate and All Other revenue increased $7.6 million, or 14.7% on a reported basis, for the three months ended March 31, 2026.

Morningstar Sustainalytics revenue decreased $2.2 million, or 7.6%, for the three months ended March 31, 2026. Organic revenue decreased 14.1%, primarily due to the retirement of the second party opinions product.

Morningstar Indexes revenue increased $9.8 million, or 42.6%, for the three months ended March 31, 2026. Organic revenue was roughly flat. Organic revenue growth excludes revenue associated with CRSP and foreign currency impact. Asset value linked to Morningstar Indexes increased to $3.2 trillion from $208.7 billion in the prior-year period, driven by the inclusion of $2.9 trillion of assets linked to CRSP indexes, along with market performance and net inflows over the trailing 12 months.

Non-operating expense, net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-Operating Expense, Net

	Three months ended March 31,
(in millions)	2026	2025
Interest income	$1.9	$3.5
Interest expense	(15.6)	(8.9)
Other expense, net	(0.4)	(0.2)
Non-operating expense, net	$(14.1)	$(5.6)

Interest income reflects interest from our cash, cash equivalents, and investment portfolio. Interest expense mainly relates to the outstanding principal balances under the company's prior credit agreement, the 2025 Credit Agreement, and the 2030 Notes.

Other expense, net primarily consists of foreign currency exchange gains (losses) and gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended March 31,
(in millions)	2026	2025
Equity in investments of unconsolidated entities	$(0.1)	$(2.6)

Equity in investments of unconsolidated entities primarily reflects income and losses from our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended March 31,
(in millions)	2026	2025
Income before income taxes and equity in investments of unconsolidated entities	$141.8	$108.5
Equity in investments of unconsolidated entities	(0.1)	(2.6)
Income before income taxes	$141.7	$105.9
Income tax expense	$34.6	$27.4
Effective tax rate	24.4%	25.9%

Our effective tax rate in the first quarter of 2026 was 24.4%, reflecting a decrease of 1.5 percentage points compared with the same period in the prior year.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on our consolidated financial statements as of March 31, 2026. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBB) was enacted in the United States. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of March 31, 2026.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents, and investments totaling $532.2 million, compared with $528.7 million as of December 31, 2025, an increase of $3.5 million.

Cash provided by operating activities is our main source of cash. In the first three months of 2026, cash provided by operating activities increased 0.5% to $91.5 million and free cash flow decreased by 8.8% to $53.6 million.

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

Approximately 81% of our cash, cash equivalents, and investments balance as of both March 31, 2026 and December 31, 2025 was held by our operations outside the United States. We generally consider the accumulated undistributed earnings of most of our foreign subsidiaries to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On October 31, 2025, the company entered into a new senior credit agreement (the 2025 Credit Agreement).The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of March 31, 2026, the total outstanding debt under the 2025 Credit Agreement was $1.4 billion, net of debt issuance costs, including $375.0 million drawn under the 2025 A-1 Facility, $375.0 million drawn under the 2025 A-2 Facility, and $615.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $135.0 million under the 2025 Revolving Credit Facility.

The proceeds borrowed under the 2025 Facility were used to refinance existing indebtedness under the company's prior credit agreement, pay fees and expenses in connection with the 2025 Facility, finance the acquisition of CRSP, and for general corporate purposes.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of March 31, 2026, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.1 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2026, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 2.0x.

Dividend

In March 2026, our board of directors approved a regular quarterly dividend of $0.50 per share, or $19.0 million, payable on April 30, 2026 to shareholders of record as of April 3, 2026. We paid $19.9 million in dividends during the three months ended March 31, 2026.

Share Repurchase Program

On October 29, 2025, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 (the Share Repurchase Program). The current share repurchase program is set to expire on October 30, 2028. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended March 31, 2026, we repurchased a total of 1,723,412 shares for $300.0 million. As of March 31, 2026, we have repurchased a total of 3,126,261 shares for $600.0 million under the Share Repurchase Program, leaving $400.0 million available for future repurchases.

Other

For the three months ended March 31, 2026, we paid $359.6 million, net of cash acquired, related to the acquisition of CRSP. For the three months ended March 31, 2025, we paid $38.5 million, net of cash acquired, related to the acquisitions of DealX and Lumonic Inc.

We expect to continue making capital expenditures for the remainder of 2026, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

The table below shows a reconciliation of free cash flow to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2026	2025	Change
Cash provided by operating activities	$91.5	$91.0	0.5%
Capital expenditures	(37.9)	(32.2)	17.7%
Free cash flow	$53.6	$58.8	(8.8)%

We generated free cash flow of $53.6 million in the first quarter of 2026 compared with $58.8 million in the first quarter of 2025. The change reflects a $0.5 million increase in cash provided by operating activities and a $5.7 million increase in capital expenditures compared to the prior-year period. Cash provided by operating activities was roughly flat as higher cash earnings were offset by increases in working capital and higher cash taxes paid. Free cash flow decreased in the first quarter of 2026 reflecting an increase in capital expenditures compared to the prior-year period due in part to spending related to office refreshes across geographies.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended March 31, 2026 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2026, our cash, cash equivalents, and investments balance was $532.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR would have a $13.7 million impact on our interest expense based on our outstanding principal balance and SOFR at March 31, 2026.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the US. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2026:

	Three months ended March 31, 2026
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in US dollars as of March 31, 2026	0.6872	1.3218	0.7179	1.1505	n/a

Percentage of revenue	2.7%	7.6%	6.6%	6.2%	5.1%
Percentage of operating income (loss)	4.8%	(2.0)%	9.4%	8.5%	(8.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.7)	$(4.8)	$(4.2)	$(4.0)	$(3.2)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.7)	$0.3	$(1.4)	$(1.3)	$1.2

The table below shows our net investment exposure to foreign currencies as of March 31, 2026:

	As of March 31, 2026
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$77.3	$294.0	$245.2	$264.5	$267.8
Less: liabilities	(29.4)	(77.5)	(70.2)	(129.7)	(132.0)
Net currency position	$47.9	$216.5	$175.0	$134.8	$135.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.8)	$(21.7)	$(17.5)	$(13.5)	$(13.6)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report when deciding whether to invest in our common stock or otherwise evaluating our business. If any of those risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider immaterial to our operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended March 31, 2026. Refer to Note 14 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
January 1, 2026 - January 31, 2026	—	$—	—	$700,017,506
February 1, 2026 - February 28, 2026	963,556	166.05	963,556	$540,018,256
March 1, 2026 - March 31, 2026	759,856	184.25	759,856	$400,017,600
Total	1,723,412	$174.07	1,723,412
_______________________________________
(a) Repurchases effected pursuant to the $1.0 billion 3-year share repurchase program effective October 31, 2025 (announced October 29, 2025).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the company’s officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities.

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

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on April 29, 2026 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

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

MORNINGSTAR, INC.

Date: April 29, 2026	By:	/s/ Michael Holt
Michael Holt
Chief Financial Officer (principal financial officer)