Form 10-Q
period 2026-06-30
Morningstar, Inc.
filed 2026-07-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 37,513,571 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$663.2	$605.1	$1,308.0	$1,187.0

Operating expense:
Cost of revenue	239.3	230.6	478.2	462.0
Sales and marketing	118.1	119.7	233.3	232.3
General and administrative	98.5	82.0	182.5	158.5
Depreciation and amortization	53.5	48.5	105.2	95.8
Total operating expense	509.4	480.8	999.2	948.6

Other operating income	6.8	0.8	7.7	0.8

Operating income	160.6	125.1	316.5	239.2

Non-operating expense, net:
Interest expense, net	(17.1)	(7.4)	(30.8)	(12.8)
Other income (expense), net	3.5	(1.2)	3.1	(1.4)
Non-operating expense, net	(13.6)	(8.6)	(27.7)	(14.2)

Income before income taxes and equity in investments of unconsolidated entities	147.0	116.5	288.8	225.0

Equity in investments of unconsolidated entities	(0.9)	(1.2)	(1.0)	(3.8)

Income tax expense	38.3	26.3	72.9	53.7

Consolidated net income	$107.8	$89.0	$214.9	$167.5

Net income per share:
Basic	$2.85	$2.11	$5.59	$3.94
Diluted	$2.83	$2.09	$5.55	$3.91

Dividends per common share:
Dividends declared per common share	$0.50	$0.46	$1.00	$0.91
Dividends paid per common share	$0.50	$0.46	$1.00	$0.91

Weighted average shares outstanding:
Basic	37.8	42.2	38.5	42.5
Diluted	38.1	42.5	38.7	42.8

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Consolidated net income	$107.8	$89.0	$214.9	$167.5

Other comprehensive income (loss), net
Foreign currency translation adjustment	(6.1)	41.6	(17.4)	58.6
Unrealized gains (losses) on securities, net of tax	—	0.1	—	0.1
Other comprehensive income (loss), net	(6.1)	41.7	(17.4)	58.7

Comprehensive income	$101.7	$130.7	$197.5	$226.2

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2026 (unaudited)	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$489.5	$474.5
Investments	34.3	54.2
Accounts receivable, less allowance for credit losses of $6.5 million and $7.1 million, respectively	382.9	390.4
Income tax receivable	12.7	16.2
Deferred commissions	33.9	35.4
Prepaid expenses	57.1	42.5
Other current assets	24.5	24.8
Total current assets	1,034.9	1,038.0
Goodwill	1,745.6	1,610.8
Intangible assets, net	569.2	379.3
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $962.5 million and $899.9 million, respectively	239.6	231.9
Operating lease assets	164.7	159.0
Investments in unconsolidated entities	49.8	50.3
Deferred tax assets, net	90.8	78.7
Deferred commissions	28.7	30.1
Other assets	22.4	12.1
Total assets	$3,945.7	$3,590.2

Liabilities and equity
Current liabilities:
Deferred revenue	$628.4	$586.1
Accrued compensation	181.3	294.2
Accounts payable and accrued liabilities	91.9	97.9
Current portion of long-term debt	18.2	—
Operating lease liabilities	41.8	41.8
Income tax payable	14.7	24.0
Other current liabilities	4.0	9.3
Total current liabilities	980.3	1,053.3
Operating lease liabilities	149.7	146.7
Accrued compensation	20.2	20.1
Deferred tax liabilities, net	22.1	27.2
Long-term debt	1,695.1	1,072.6
Deferred revenue	19.1	21.0
Income tax payable	14.4	13.1
Other long-term liabilities	21.0	14.3
Total liabilities	$2,921.9	$2,368.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 37,513,530 and 39,740,881 shares were outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—

Treasury stock at cost, 17,565,930 and 15,277,454 shares as of June 30, 2026 and December 31, 2025, respectively	(2,189.1)	(1,785.7)
Additional paid-in capital	915.1	869.5
Retained earnings	2,383.3	2,206.2
Accumulated other comprehensive loss:
Currency translation adjustment	(85.5)	(68.1)
Unrealized loss on available-for-sale investments	—	—
Total accumulated other comprehensive loss	(85.5)	(68.1)
Total equity	1,023.8	1,221.9
Total liabilities and equity	$3,945.7	$3,590.2

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three and six months ended June 30, 2026 and 2025

	Morningstar, Inc. Shareholders’ Equity
	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2025	39,740,881	$—	$(1,785.7)	$869.5	$2,206.2	$(68.1)	$1,221.9
Net income		—	—	—	107.1	—	107.1
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	(11.3)	(11.3)
Other comprehensive loss, net		—	—	—	—	(11.3)	(11.3)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	10,136	—	—	(0.8)	—	—	(0.8)
Reclassification of awards previously liability-classified that were converted to equity		—	—	13.0	—	—	13.0
Stock-based compensation		—	—	10.8	—	—	10.8
Common shares repurchased	(1,723,412)	—	(303.0)	—	—	—	(303.0)
Dividends declared ($0.50 per share)		—	—	—	(19.0)	—	(19.0)
Balance as of March 31, 2026	38,027,605	$—	$(2,088.7)	$892.5	$2,294.3	$(79.4)	$1,018.7

Net income		—	—	—	107.8	—	107.8
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	(6.1)	(6.1)
Other comprehensive loss, net		—	—	—	—	(6.1)	(6.1)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	53,769	—	0.5	(4.7)	—	—	(4.2)
Stock-based compensation		—	—	27.3	—	—	27.3
Common shares repurchased	(567,844)	—	(100.9)	—	—	—	(100.9)
Dividends declared ($0.50 per share)		—	—	—	(18.8)	—	(18.8)
Balance as of June 30, 2026	37,513,530	$—	$(2,189.1)	$915.1	$2,383.3	$(85.5)	$1,023.8

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2024	42,869,380	$—	$(993.9)	$822.7	$1,909.2	$(119.4)	$1,618.6
Net income		—	—	—	78.5	—	78.5
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	17.0	17.0
Other comprehensive income, net		—	—	—	—	17.0	17.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	69	—	—	—	—	—	—
Reclassification of awards previously liability-classified that were converted to equity		—	—	16.0	—	—	16.0
Stock-based compensation		—	—	9.1	—	—	9.1
Common shares repurchased	(368,199)	—	(110.7)	—	—	—	(110.7)
Dividends declared ($0.46 per share)		—	—	—	(19.3)	—	(19.3)
Balance as of March 31, 2025	42,501,250	$—	$(1,104.6)	$847.8	$1,968.4	$(102.4)	$1,609.2
Net income		—	—	—	89.0	—	89.0
Other comprehensive income (loss):	`
Unrealized gains (losses) on securities, net of tax		—	—	—	—	0.1	0.1
Foreign currency translation adjustment, net		—	—	—	—	41.6	41.6
Other comprehensive loss, net		—	—	—	—	41.7	41.7
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	74,151	—	1.2	(13.2)	—	—	(12.0)
Stock-based compensation		—	—	18.4	—	—	18.4
Common shares repurchased	(398,442)	—	(112.6)	—	—	—	(112.6)
Dividends declared ($0.46 per share)		—	—	—	(19.2)	—	(19.2)
Balance as of June 30, 2025	42,176,959	$—	$(1,216.0)	$853.0	$2,038.2	$(60.7)	$1,614.5

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2026	2025
Operating activities
Consolidated net income	$214.9	$167.5
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	105.2	95.8
Deferred income taxes	(16.5)	(13.8)
Stock-based compensation expense	38.1	27.5
Provision for credit losses	1.9	1.9
Equity in investments of unconsolidated entities	1.0	3.8
Other, net	(10.6)	(1.0)
Changes in operating assets and liabilities:
Accounts receivable	9.6	(17.4)
Accounts payable and accrued liabilities	3.3	(4.3)
Accrued compensation and deferred commissions	(98.1)	(78.0)
Income taxes	(4.8)	(26.1)
Deferred revenue	21.9	35.4
Other assets and liabilities	(18.7)	(1.3)
Cash provided by operating activities	247.2	190.0

Investing activities
Purchases of investment securities	(13.9)	(15.2)
Proceeds from maturities and sales of investment securities	34.3	26.1
Capital expenditures	(71.1)	(68.8)
Acquisitions, net of cash acquired	(359.6)	(39.1)
Purchases of investments in unconsolidated entities	(0.5)	(2.5)
Other, net	0.4	4.9
Cash used for investing activities	(410.4)	(94.6)

Financing activities
Common shares repurchased	(400.0)	(221.6)
Dividends paid	(38.9)	(38.8)
Proceeds from revolving credit facility	380.0	265.0
Repayment of revolving credit facility	(110.0)	(125.0)
Proceeds from term facility	375.0	—
Repayment of term facility	(4.7)	—
Employee taxes withheld for stock awards	(5.0)	(12.0)
Other, net	(10.1)	(0.2)
Cash provided by (used for) financing activities	186.3	(132.6)

Effect of exchange rate changes on cash and cash equivalents	(8.1)	38.0
Net increase in cash and cash equivalents	15.0	0.8
Cash and cash equivalents—beginning of period	474.5	502.7
Cash and cash equivalents—end of period	$489.5	$503.5

Supplemental disclosure of cash flow information
Cash paid for income taxes	$94.1	$93.7
Cash paid for interest	$29.6	$17.1

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

APB: Accounting Principles Board
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

3. Credit Arrangements

Debt

The following table summarizes our debt as of June 30, 2026 and December 31, 2025:

(in millions)	As of June 30, 2026	As of December 31, 2025
2025 Term Facility, net of unamortized debt issuance costs of $1.2 million and $1.5 million, respectively	$744.1	$373.5
2025 Revolving Credit Facility	620.0	350.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $0.8 million and $0.9 million, respectively	349.2	349.1
Total debt	$1,713.3	$1,072.6

Credit Agreement

On October 31, 2025, the company entered into a senior credit agreement (the 2025 Credit Agreement).The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of June 30, 2026, the total outstanding debt under the 2025 Credit Agreement was $1.4 billion, net of debt issuance costs, including $370.3 million drawn under the 2025 A-1 Facility, $375.0 million drawn under the 2025 A-2 Facility, and $620.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $130.0 million under the 2025 Revolving Credit Facility.

The proceeds borrowed under the 2025 Facility were used to refinance existing indebtedness under the company's prior credit agreement, pay fees and expenses in connection with the 2025 Facility, finance the acquisition of the Center for Research in Security Prices, LLC (CRSP), and for general corporate purposes.

The interest rate applicable to loans under the 2025 Credit Agreement is based on the SOFR, SONIA, EURIBOR, Term CORRA, or BBSY depending on the currency of the loan and will include an applicable margin for such loans, which ranges between 1.05% and 1.425%, based on Morningstar’s consolidated net leverage ratio and other applicable adjustments as further described in the 2025 Credit Agreement.

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

Private Placement Debt Offering

On October 26, 2020, we issued and sold $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of June 30, 2026, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.2 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2026.

4. Acquisitions, Goodwill, and Other Intangible Assets

2026 Acquisitions

Acquisition of CRSP

On February 2, 2026, we acquired 100% of the equity interests in CRSP, a provider of historical stock market data and indexes, from the University of Chicago. The closing consideration of $363.0 million was paid in cash and reflects adjustments for estimated available cash, indebtedness, and working capital. We began consolidating the financial results of CRSP in our consolidated financial statements as of February 2, 2026. CRSP is included in the Morningstar Indexes operating segment.

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

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the second quarter of 2026, we did not record significant adjustments to the purchase price allocation compared with the preliminary estimates recorded in the first quarter of 2026.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$363.0

Cash and cash equivalents	$3.4
Accounts receivable	6.0
Other current and non-current assets	15.3
Intangible assets, net	233.0
Deferred revenue	(22.9)
Other current and non-current liabilities	(11.7)
Total fair value of net assets acquired	$223.1

Goodwill	$139.9

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

Goodwill of $139.9 million represents the excess over the fair value of the net tangible and intangible assets acquired. We paid this premium for several reasons, including the opportunity to strengthen our market position and expand our presence among index providers of US equity index funds.

The value assigned to goodwill and intangible assets are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

2025 Acquisitions

Morningstar Credit Analytics (formerly Dealview Technologies Limited (DealX))

On March 1, 2025, we acquired the remaining 65% of the equity interests in DealX, a provider of standardized US commercial mortgage-backed security (CMBS) and global collateralized loan obligation (CLO) data. We began consolidating the financial results of DealX in our consolidated financial statements as of March 1, 2025. DealX is included in the Morningstar Credit segment and has been renamed Morningstar Credit Analytics.

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

The allocation of the fair values of the assets acquired and liabilities assumed includes $21.3 million of goodwill, which is not deductible for income tax purposes, and $10.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$1.4	15
Technology-based assets	9.1	8
Intellectual property	0.1	3
Total intangible assets	$10.6

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2025 to June 30, 2026:

(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2025	$608.6	$628.7	$119.6	$90.3	$93.5	$1,540.7	$70.1	$1,610.8
Acquisition of CRSP	—	—	—	—	—	—	139.9	139.9
Foreign currency translation and other	(4.4)	—	(1.6)	1.2	—	(4.8)	(0.3)	(5.1)
Balance as of June 30, 2026	$604.2	$628.7	$118.0	$91.5	$93.5	$1,535.9	$209.7	$1,745.6

Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2026			As of December 31, 2025
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer-related assets	$689.8	$(341.0)	$348.8	$583.9	$(324.1)	$259.8
Technology-based assets	439.1	(237.9)	201.2	328.0	(225.5)	102.5
Intellectual property & other	95.0	(75.8)	19.2	91.2	(74.2)	17.0
Total intangible assets	$1,223.9	$(654.7)	$569.2	$1,003.1	$(623.8)	$379.3

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Amortization expense	$20.9	$15.3	$39.9	$29.7

We amortize intangible assets using the straight-line method over their estimated useful lives.

Based on acquisitions completed through June 30, 2026, we expect intangible amortization expense for each of the next five years and thereafter as follows:

(in millions)	As of June 30, 2026
Remainder of 2026 (July 1 through December 31)	$37.8
2027	73.1
2028	69.1
2029	66.0
2030	60.2
Thereafter	263.0
Total	$569.2

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic net income per share:
Consolidated net income	$107.8	$89.0	$214.9	$167.5

Weighted average common shares outstanding	37.8	42.2	38.5	42.5

Basic net income per share	$2.85	$2.11	$5.59	$3.94

Diluted net income per share:
Consolidated net income	$107.8	$89.0	$214.9	$167.5

Weighted average common shares outstanding	37.8	42.2	38.5	42.5
Net effect of dilutive stock awards	0.3	0.3	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	38.1	42.5	38.7	42.8

Diluted net income per share	$2.83	$2.09	$5.55	$3.91

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
License-based	$455.1	$428.4	$900.0	$846.4
Asset-based	96.8	82.4	191.9	168.1
Transaction-based	111.3	94.3	216.1	172.5
Consolidated revenue	$663.2	$605.1	$1,308.0	$1,187.0

Contract Liabilities

Our contract liabilities represent deferred revenue. We record deferred revenue when a contract requires a customer to be billed in advance. The following table summarizes our contract liabilities balance:

(in millions)	As of June 30, 2026	As of December 31, 2025
Deferred revenue (current)	$628.4	$586.1
Deferred revenue (non-current)	19.1	21.0
Total contract liabilities	$647.5	$607.1

The following table presents revenue recognized that was included in the deferred revenue balance at the beginning of the period:

	Six months ended June 30,
(in millions)	2026	2025
Revenue recognized that was included in opening deferred revenue	$440.2	$395.5

Remaining Performance Obligations

Remaining performance obligations include both amounts recorded as deferred revenue in our Consolidated Balance Sheets as of June 30, 2026 as well as amounts not yet invoiced to customers as of June 30, 2026, largely reflecting future revenue related to signed multi-year arrangements. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.6 billion. We expect to recognize into revenue 45% of this balance during the remainder of 2026, 35% of this balance in 2027, 13% of this balance in 2028, and the remaining amount thereafter.

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

The percentages above also exclude unsatisfied performance obligations for certain license-based contracts with durations of one year or less as we apply the optional exemption under FASB ASC Topic 606. For certain license-based contracts, the remaining performance obligations are expected to be less than one year based on the subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from June 30, 2026.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2026	As of December 31, 2025
Accounts receivable, less allowance for credit losses	$382.9	$390.4
Deferred commissions	62.6	65.5
Total contract assets	$445.5	$455.9

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

PitchBook provides investors with access to data, proprietary research, analytics, and AI-enabled software across private capital markets, including venture capital, private equity, private credit, bank loans, and M&A. The platform offers access to Morningstar’s public-equity data and research.

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

The following tables present information about the company’s reportable segments for the three and six months ended June 30, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended June 30, 2026
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$220.6	$172.7	$6.4	$13.5	$0.4	$413.6
Asset-based	—	—	—	37.6	37.5	75.1
Transaction-based	1.5	2.0	98.5	9.2	—	111.2
Total segment revenue	222.1	174.7	104.9	60.3	37.9	599.9

Less:
Compensation expense(1)	64.6	79.3	49.9	24.8	12.4
Other segment items(2)	57.2	42.4	16.5	27.6	6.1
Adjusted operating income	$100.3	$53.0	$38.5	$7.9	$19.4	$219.1

	Three months ended June 30, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$207.7	$164.7	$5.0	$19.7	$0.4	$397.5
Asset-based	—	—	—	35.2	32.0	67.2
Transaction-based	1.5	1.8	80.0	9.4	—	92.7
Total segment revenue	209.2	166.5	85.0	64.3	32.4	557.4

Less:
Compensation expense(1)	58.2	76.3	41.1	28.7	11.3
Other segment items(2)	54.7	37.4	13.4	32.6	5.7
Adjusted operating income	$96.3	$52.8	$30.5	$3.0	$15.4	$198.0

	Six months ended June 30, 2026
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$435.8	$343.2	$12.2	$27.7	$0.8	$819.7
Asset-based	—	—	—	74.1	75.9	150.0
Transaction-based	1.5	3.9	193.7	16.5	—	215.6
Total segment revenue	437.3	347.1	205.9	118.3	76.7	1,185.3

Less:
Compensation expense(1)	133.2	158.7	94.3	49.7	24.4
Other segment items(2)	112.8	83.8	31.9	55.1	13.1
Adjusted operating income	$191.3	$104.6	$79.7	$13.5	$39.2	$428.3

	Six months ended June 30, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$406.9	$326.5	$9.6	$38.8	$0.9	$782.7
Asset-based	—	—	—	71.3	64.4	135.7
Transaction-based	1.5	3.7	148.4	15.5	—	169.1
Total segment revenue	408.4	330.2	158.0	125.6	65.3	1,087.5

Less:
Compensation expense(1)	115.9	152.4	79.6	58.9	22.9
Other segment items(2)	109.1	72.7	26.5	64.5	12.4
Adjusted operating income	$183.4	$105.1	$51.9	$2.2	$30.0	$372.6
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
Morningstar Credit - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, and other overhead costs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$599.9	$557.4	$1,185.3	$1,087.5
Corporate and All Other (3)	63.3	47.7	122.7	99.5
Total consolidated revenue	$663.2	$605.1	$1,308.0	$1,187.0

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$219.1	$198.0	$428.3	$372.6
Corporate and All Other (4)	(43.2)	(54.6)	(73.8)	(93.8)
Intangible amortization expense	(20.9)	(15.3)	(39.9)	(29.7)
M&A-related expenses	(1.2)	(3.8)	(5.8)	(10.7)
Other non-recurring items	6.8	0.8	7.7	0.8
Operating Income	160.6	125.1	316.5	239.2
Non-operating expense, net	(13.6)	(8.6)	(27.7)	(14.2)
Equity in investments of unconsolidated entities	(0.9)	(1.2)	(1.0)	(3.8)
Income before income taxes	$146.1	$115.3	$287.8	$221.2
___________________________________________________________________________________________
(3) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $25.5 million and $27.3 million for the three months ended June 30, 2026 and 2025, respectively, and $52.1 million and $56.1 million for the six months ended June 30, 2026, and 2025, respectively. Revenue from Morningstar Indexes was $37.8 million and $20.4 million for the three months ended June 30, 2026 and 2025, respectively, and $70.6 million and $43.4 million for the six months ended June 30, 2026, and 2025, respectively.

(4) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the three months ended June 30, 2026 and 2025, unallocated corporate expenses were $55.6 million and $50.1 million, respectively. For the six months ended June 30, 2026 and 2025, unallocated corporate expenses were $97.4 million and $91.9 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

The following table presents depreciation expense by reportable segment:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Morningstar Direct Platform	$9.2	$11.2	$18.7	$22.0
PitchBook	8.8	8.1	16.7	15.9
Morningstar Credit	1.4	2.0	2.8	4.0
Morningstar Wealth	1.2	4.4	2.8	8.9
Morningstar Retirement	2.2	2.7	4.5	5.3
Total Reportable Segments	22.8	28.4	45.5	56.1
Corporate and All Other (5)	9.9	4.8	19.8	9.9
Total	$32.7	$33.2	$65.3	$66.0
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

Revenue by geographical area	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
United States	$479.1	$431.6	$941.1	$856.1

Asia	12.1	12.2	23.9	24.1
Australia	19.4	16.2	37.5	31.3
Canada	46.6	38.6	89.3	71.7
Continental Europe	55.0	55.0	112.0	105.6
United Kingdom	47.3	48.2	96.5	91.9
Other	3.7	3.3	7.7	6.3
Total International	184.1	173.5	366.9	330.9

Consolidated revenue	$663.2	$605.1	$1,308.0	$1,187.0

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of June 30, 2026	As of December 31, 2025
United States	$178.2	$178.6

Asia	32.0	22.8
Australia	0.9	1.1
Canada	18.4	17.9
Continental Europe	5.3	6.3
United Kingdom	4.7	4.9
Other	0.1	0.3
Total International	61.4	53.3

Consolidated property, equipment, and capitalized software, net	$239.6	$231.9

Operating lease assets by geographical area
(in millions)	As of June 30, 2026	As of December 31, 2025
United States	$71.0	$74.9

Asia	62.1	48.7
Australia	1.1	1.5
Canada	8.2	7.8
Continental Europe	15.8	16.5
United Kingdom	6.0	9.0
Other	0.5	0.6
Total International	93.7	84.1

Consolidated operating lease assets	$164.7	$159.0

8. Fair Value Measurements

The tables below present information about items that are measured at fair value:

	Fair Value as of	Level within the Fair Value Hierarchy as of June 30, 2026
(in millions)	June 30, 2026	Level 1	Level 2	Level 3
Cash equivalents	$37.1	$37.1	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	30.0	30.0	—	—
Marketable debt securities	1.5	1.5	—	—
Total	$68.6	$68.6	$—	$—

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2025
(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$40.1	$40.1	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	50.0	50.0	—	—
Marketable debt securities	1.5	1.5	—	—
Total	$91.6	$91.6	$—	$—

9. Investments in Unconsolidated Entities

As of June 30, 2026 and December 31, 2025, our investment in unconsolidated entities balance totaled $49.8 million and $50.3 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of investments in equity securities without a readily determinable fair value, including our investment in SmartX Advisory Solutions, was $44.2 million and $44.0 million as of June 30, 2026 and December 31, 2025, respectively. We did not record any material adjustments or impairment losses in the first six months of 2026 or 2025.

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

The following table presents the components of lease cost:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$13.0	$11.2	$25.1	$22.2
Variable lease cost	$4.9	$5.0	$8.8	$7.8

The following table presents other information related to operating leases:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cash paid for amounts included in the measurement for operating lease liabilities	$12.7	$11.4	$25.0	$20.8
Right of use assets obtained in exchange for operating lease liability	$8.3	$0.8	$26.9	$0.8

The following table shows our minimum future lease commitments due in the remainder of 2026, each of the next four subsequent years, and thereafter, for operating leases:

(in millions)	As of June 30, 2026
Remainder of 2026 (July 1 through December 31)	$25.5
2027	45.8
2028	38.9
2029	27.7
2030	21.2
Thereafter	63.6
Total minimum lease commitments	222.7
Adjustment for discount to present value	31.2
Present value of lease liabilities	$191.5

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of June 30, 2026
Weighted-average remaining lease term (in years)	5.8

Weighted-average discount rate	4.8%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of equity-based awards, including stock options, RSUs, MSUs, PSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$8.6	$8.2	$12.9	$11.7
Sales and marketing	2.9	3.1	4.2	5.0
General and administrative	15.8	7.1	21.0	10.8
Total stock-based compensation expense	$27.3	$18.4	$38.1	$27.5

As of June 30, 2026, the total unrecognized stock-based compensation cost related to outstanding RSUs, MSUs, and PSUs expected to vest was $101.5 million, which we expect to recognize over a weighted average period of 29 months.

12. Income Taxes

The following table shows our effective tax rate for the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Income before income taxes and equity in investments of unconsolidated entities	$147.0	$116.5	$288.8	$225.0
Equity in investments of unconsolidated entities	(0.9)	(1.2)	(1.0)	(3.8)
Income before income taxes	$146.1	$115.3	$287.8	$221.2
Income tax expense	$38.3	$26.3	$72.9	$53.7
Effective tax rate	26.2%	22.8%	25.3%	24.3%

Our effective tax rate in the second quarter and first six months of 2026 was 26.2% and 25.3%, respectively, reflecting an increase of 3.4 and 1.0 percentage points, respectively, compared with the same prior year periods. Our effective tax rate increased in 2026 due to deferred taxes recorded in the second quarter of 2026 with respect to unremitted foreign earnings from some of our non-US subsidiaries as well as from a negative tax impact due to the vesting of employee stock-based compensation compared with the excess tax benefits that were recognized in 2025. When stock-based compensation vests at a lower share price than the original grant price, a negative tax impact results. This reduces our tax deduction for stock-based compensation and resulted in an increase to our effective tax rate in the second quarter of 2026.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on our consolidated financial statements as of June 30, 2026. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted in the United States (US). The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of June 30, 2026.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2026 and December 31, 2025, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2026	As of December 31, 2025
Gross unrecognized tax benefits	$13.4	$12.3
Gross unrecognized tax benefits that would affect income tax expense	$13.4	$12.3
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.0	$11.9

As of June 30, 2026, our Unaudited Consolidated Balance Sheet included a liability of $14.5 million for unrecognized tax benefits. As of December 31, 2025, our Consolidated Balance Sheet included a liability of $13.1 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We conduct business globally, and, as a result, we file income tax returns in US federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our US federal tax returns and most state tax returns include the years 2020 to the present.

We are currently under audit by state and local tax authorities in the US as well as tax authorities in certain non-US jurisdictions. It is likely that the examination phase of some of these state, local, and non-US audits will conclude in 2026. It is not possible to estimate the effect current audits may have on previously recorded unrecognized tax benefits.

Approximately 85% of our cash, cash equivalents, and investments balance as of June 30, 2026 was held by our operations outside of the US, an increase from 81% as of December 31, 2025. We generally consider the accumulated undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested, and it is not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings. During the second quarter of 2026, we reassessed our assertion on approximately $84.0 million of accumulated undistributed earnings of certain of our foreign subsidiaries. We anticipate a distribution of these earnings to the US later in 2026 or early 2027. We have recorded a deferred tax liability of $1.0 million on these earnings, mostly for non-US withholding taxes, which will be due at the time of future remittance. For the remaining foreign subsidiaries, the amount of earnings that we consider indefinitely reinvested is based on our estimates and assumptions. This amount is subject to change in the normal course of business as we evaluate operational cash flows, working capital needs, regulatory requirements, investment needs, and among other factors. Accordingly, we may regularly update our earnings and profits analysis to reflect any of these developments.

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

14. Share Repurchase Program

On October 29, 2025, the board of directors approved a three-year share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 and set to expire on October 30, 2028 (the Share Repurchase Program). Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended June 30, 2026, we repurchased a total of 567,844 shares for $100.0 million. For the six months ended June 30, 2026, we repurchased a total of 2,291,256 shares for $400.0 million. As of June 30, 2026, we have repurchased a total of 3,694,105 shares for $700.0 million under the Share Repurchase Program, leaving $300.0 million available for future repurchases.

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

•failing to achieve the anticipated benefits of the CRSP acquisition;
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
•the impact of artificial intelligence (AI) technologies and related costs on our business and reputation, as well as legal and reputational risks as they are incorporated into our products and tools;
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
•volatility in our stock price due to market conditions, any future sales of our common stock, and fluctuations in our operating results; and
•failing to protect our intellectual property rights or claims of intellectual property infringement against us.

A more complete description of these risks and uncertainties, among others, can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025 (our Annual Report), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as supplemented by this Quarterly Report on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

Three and Six Months Ended June 30, 2026 vs. Three and Six Months Ended June 30, 2025

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2026	2025	Change		2026	2025	Change
Consolidated revenue	$663.2	$605.1	9.6%		$1,308.0	$1,187.0	10.2%
Operating income	$160.6	$125.1	28.4%		$316.5	$239.2	32.3%
Operating margin	24.2%	20.7%	3.5	pp	24.2%	20.2%	4.0	pp

Cash provided by operating activities	$155.7	$99.0	57.3%		$247.2	$190.0	30.1%
Capital expenditures	(33.2)	(36.6)	(9.3)%		(71.1)	(68.8)	3.3%
Free cash flow	$122.5	$62.4	96.3%		$176.1	$121.2	45.3%

Cash used for investing activities	$(26.0)	$(23.9)	8.8%		$(410.4)	$(94.6)	333.8%
Cash provided by (used for) financing activities	$(130.6)	$(108.5)	20.4%		$186.3	$(132.6)	NMF
___________________________________________________________________________________________
pp — percentage points
NMF — not meaningful

Supplemental Information

To supplement our interim consolidated financial statements presented in accordance with US Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

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

Consolidated Revenue

Revenue by type	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Morningstar Direct Platform
License-based	$220.6	$207.7	6.2%	$435.8	$406.9	7.1%
Asset-based	—	—	—%	—	—	—%
Transaction-based	1.5	1.5	—%	1.5	1.5	—%
Morningstar Direct Platform total	$222.1	$209.2	6.2%	$437.3	$408.4	7.1%

PitchBook
License-based	$172.7	$164.7	4.9%	$343.2	$326.5	5.1%
Asset-based	—	—	—%	—	—	—%
Transaction-based	2.0	1.8	11.1%	3.9	3.7	5.4%
PitchBook total	$174.7	$166.5	4.9%	$347.1	$330.2	5.1%

Morningstar Credit
License-based	$6.4	$5.0	28.0%	$12.2	$9.6	27.1%
Asset-based	—	—	—%	—	—	—%
Transaction-based	98.5	80.0	23.1%	193.7	148.4	30.5%
Morningstar Credit total	$104.9	$85.0	23.4%	$205.9	$158.0	30.3%

Morningstar Wealth
License-based	$13.5	$19.7	(31.5)%	$27.7	$38.8	(28.6)%
Asset-based	37.6	35.2	6.8%	74.1	71.3	3.9%
Transaction-based	9.2	9.4	(2.1)%	16.5	15.5	6.5%
Morningstar Wealth total	$60.3	$64.3	(6.2)%	$118.3	$125.6	(5.8)%

Morningstar Retirement
License-based	$0.4	$0.4	—%	$0.8	$0.9	(11.1)%
Asset-based	37.5	32.0	17.2%	75.9	64.4	17.9%
Transaction-based	—	—	—%	—	—	—%
Morningstar Retirement total	$37.9	$32.4	17.0%	$76.7	$65.3	17.5%

Corporate and All Other (1)
License-based	$41.5	$30.9	34.3%	$80.3	$63.7	26.1%
Asset-based	21.7	15.2	42.8%	41.9	32.4	29.3%
Transaction-based	0.1	1.6	(93.8)%	0.5	3.4	(85.3)%
Corporate and All Other total	$63.3	$47.7	32.7%	$122.7	$99.5	23.3%

License-based	$455.1	$428.4	6.2%	$900.0	$846.4	6.3%
Asset-based	96.8	82.4	17.5%	191.9	168.1	14.2%
Transaction-based	111.3	94.3	18.0%	216.1	172.5	25.3%
Consolidated revenue	$663.2	$605.1	9.6%	$1,308.0	$1,187.0	10.2%
___________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $25.5 million and $27.3 million for the three months ended June 30, 2026 and 2025, respectively, and $52.1 million and $56.1 million for the six months ended June 30, 2026 and 2025, respectively. Revenue from Morningstar Indexes was $37.8 million and $20.4 million for the three months ended June 30, 2026 and 2025, respectively, and $70.6 million and $43.4 million for the six months ended June 30, 2026 and 2025, respectively.

In the second quarter of 2026, consolidated revenue increased 9.6% to $663.2 million. Foreign currency movements increased revenue by $3.5 million.

License-based revenue increased 6.2%, or 3.1% on an organic basis, during the second quarter of 2026, primarily driven by demand for Morningstar Direct Platform and PitchBook products.

Asset-based revenue increased 17.5%, or 13.8% on an organic basis, during the second quarter of 2026. The increase in reported and organic asset-based revenue was primarily driven by an increase in sales of Morningstar Retirement and Morningstar Wealth products.

Transaction-based revenue increased 18.0%, or 17.8% on an organic basis, during the second quarter of 2026, primarily driven by Morningstar Credit revenue.

In the first six months of 2026, consolidated revenue increased 10.2% to $1,308.0 million. Foreign currency movements increased revenue by $17.0 million.

License-based revenue increased 6.3%, or 2.8% on an organic basis, during the first six months of 2026, primarily driven by demand for Morningstar Direct Platform and PitchBook products.

Asset-based revenue increased 14.2%, or 12.4% on an organic basis, during the first six months of 2026. The increase in reported and organic asset-based revenue was primarily driven by an increase in sales of Morningstar Retirement and Morningstar Wealth products.

Transaction-based revenue increased 25.3%, or 23.6% on an organic basis, during the first six months of 2026, primarily driven by Morningstar Credit revenue.

Organic Revenue

Organic revenue increased 6.8% in the second quarter of 2026 and 7.2% in the first six months of 2026, driven by organic revenue growth in Morningstar Credit, Morningstar Direct Platform, and PitchBook.

The table below shows a reconciliation of organic revenue to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Consolidated revenue	$663.2	$605.1	9.6%	$1,308.0	$1,187.0	10.2%
Acquisitions	(14.5)	—	NMF	(25.0)	—	NMF
Divestitures	(5.7)	(6.4)	NMF	(8.7)	(14.0)	NMF
Effect of foreign currency translations	(3.5)	—	NMF	(17.0)	—	NMF
Organic revenue	$639.5	$598.7	6.8%	$1,257.3	$1,173.0	7.2%

Consolidated Revenue by Geographical Area

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
United States	$479.1	$431.6	11.0%	$941.1	$856.1	9.9%

Asia	12.1	12.2	(0.8)%	23.9	24.1	(0.8)%
Australia	19.4	16.2	19.8%	37.5	31.3	19.8%
Canada	46.6	38.6	20.7%	89.3	71.7	24.5%
Continental Europe	55.0	55.0	—%	112.0	105.6	6.1%
United Kingdom	47.3	48.2	(1.9)%	96.5	91.9	5.0%
Other	3.7	3.3	12.1%	7.7	6.3	22.2%
Total International	184.1	173.5	6.1%	366.9	330.9	10.9%

Consolidated revenue	$663.2	$605.1	9.6%	$1,308.0	$1,187.0	10.2%

International revenue comprised 28% of our consolidated revenue in both the second quarter and first six months of 2026, comparable to the same periods in 2025. Approximately 56% of international revenue was generated in Continental Europe and the United Kingdom during both the second quarter and first six months of 2026, which was down slightly compared to the same periods in 2025. Revenue from international operations increased 6.1% and 10.9% during the second quarter and first six months of 2026, respectively, driven by strong demand for Morningstar Credit and Morningstar Wealth products as well as Morningstar Direct Platform during the first six months of 2026.

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2026	2025	Change		2026	2025	Change
Cost of revenue	$239.3	$230.6	3.8%		$478.2	$462.0	3.5%
% of consolidated revenue	36.1%	38.1%	(2.0)	pp	36.6%	38.9%	(2.3)	pp
Sales and marketing	118.1	119.7	(1.3)%		233.3	232.3	0.4%
% of consolidated revenue	17.7%	19.7%	(2.0)	pp	17.8%	19.5%	(1.7)	pp
General and administrative	98.5	82.0	20.1%		182.5	158.5	15.1%
% of consolidated revenue	14.9%	13.5%	1.4	pp	14.0%	13.3%	0.7	pp
Depreciation and amortization	53.5	48.5	10.3%		105.2	95.8	9.8%
% of consolidated revenue	8.1%	8.0%	0.1	pp	8.0%	8.1%	(0.1)	pp
Total operating expense	$509.4	$480.8	5.9%		$999.2	$948.6	5.3%
% of consolidated revenue	76.8%	79.3%	(2.5)	pp	76.4%	79.8%	(3.4)	pp

Cost of Revenue

Cost of revenue increased $8.7 million in the second quarter and $16.2 million in the first six months of 2026. An increase in certain technology infrastructure costs of $6.1 million and $9.0 million in the second quarter and first six months of 2026, respectively, was the largest contributor to the increase, which included higher cloud spending primarily related to the migration from on-premise data centers and computer and software costs associated with AI initiatives. Professional fees also contributed to the increase in both periods.

Sales and Marketing

Sales and marketing expense decreased $1.6 million in the second quarter and increased $1.0 million in the first six months of 2026. The quarterly decrease was primarily driven by lower compensation expense and professional fees of $1.6 million and $1.4 million, respectively, partially offset by a $0.9 million increase in advertising and marketing costs. The decrease in compensation expense was primarily due to lower salary and severance costs, while higher paid advertising drove the increase in advertising and marketing costs. For the first six months of 2026, advertising and marketing costs increased $2.8 million and were partially offset by a $1.7 million decrease in compensation expense, primarily due to the same factors noted above.

General and Administrative

General and administrative expense increased $16.5 million in the second quarter and $24.0 million in the first six months of 2026. Higher compensation expense of $12.6 million and $15.7 million in the second quarter and first six months of 2026, respectively, was the largest contributor to the increase, driven primarily by stock-based compensation, attributable to strong performance compared to targets, and salary costs. Facilities-related expenses also contributed to the increase in both periods.

Depreciation and Amortization

Depreciation expense decreased slightly in the second quarter and first six months of 2026, while intangible amortization expense increased $5.6 million in the second quarter and $10.2 million in the first six months of 2026, primarily from additional amortization related to intangibles from the acquisition of CRSP.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2026	2025	Change		2026	2025	Change
Operating income	$160.6	$125.1	28.4%		$316.5	$239.2	32.3%
% of revenue	24.2%	20.7%	3.5	pp	24.2%	20.2%	4.0	pp

Consolidated operating income increased $35.5 million in the second quarter of 2026, reflecting increases in revenue of $58.1 million and other operating income of $6.0 million, partially offset by an increase in operating expense of $28.6 million. Operating margin was 24.2%, an increase of 3.5 percentage points compared with the prior year period.

Consolidated operating income increased $77.3 million in the first six months of 2026, reflecting increases in revenue of $121.0 million and other operating income of $6.9 million, partially offset by an increase in operating expense of $50.6 million. Operating margin was 24.2% in the first six months of 2026, an increase of 4.0 percentage points compared with the prior year period.

Adjusted Operating Income and Adjusted Operating Margin

We reported adjusted operating income of $175.9 million and $354.5 million in the second quarter and first six months of 2026, respectively. The table below shows a reconciliation of adjusted operating income to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Operating income	$160.6	$125.1	28.4%	$316.5	$239.2	32.3%
Intangible amortization expense	20.9	15.3	36.6%	39.9	29.7	34.3%
M&A-related expenses	1.2	3.8	(68.4)%	5.8	10.7	(45.8)%
Other non-recurring items	(6.8)	(0.8)	NMF	(7.7)	(0.8)	NMF
Adjusted operating income	$175.9	$143.4	22.7%	$354.5	$278.8	27.2%

Morningstar Direct Platform	$100.3	$96.3	4.2%	$191.3	$183.4	4.3%
PitchBook	53.0	52.8	0.4%	104.6	105.1	(0.5)%
Morningstar Credit	38.5	30.5	26.2%	79.7	51.9	53.6%
Morningstar Wealth	7.9	3.0	163.3%	13.5	2.2	NMF
Morningstar Retirement	19.4	15.4	26.0%	39.2	30.0	30.7%
Less: Corporate and All Other (1)	(43.2)	(54.6)	NMF	(73.8)	(93.8)	NMF
Adjusted operating income	$175.9	$143.4	22.7%	$354.5	$278.8	27.2%
___________________________________________________________________________________________
(1) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the three months ended June 30, 2026 and 2025, unallocated corporate expenses were $55.6 million and $50.1 million, respectively. For the six months ended June 30, 2026 and 2025, unallocated corporate expenses were $97.4 million and $91.9 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

We reported adjusted operating margin of 26.5% in the second quarter and 27.1% in the first six months of 2026. The table below shows a reconciliation of adjusted operating margin to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Operating margin	24.2%	20.7%	3.5 pp	24.2%	20.2%	4.0 pp
Intangible amortization expense	3.1%	2.5%	0.6 pp	3.1%	2.5%	0.6 pp
M&A-related expenses	0.2%	0.6%	(0.4) pp	0.4%	0.9%	(0.5) pp
Other non-recurring items	(1.0)%	(0.1)%	(0.9) pp	(0.6)%	(0.1)%	(0.5) pp
Adjusted operating margin	26.5%	23.7%	2.8 pp	27.1%	23.5%	3.6 pp

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Direct Platform

The following table presents results for Morningstar Direct Platform:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$222.1	$209.2	6.2%	$437.3	$408.4	7.1%
Adjusted operating income	$100.3	$96.3	4.2%	$191.3	$183.4	4.3%
Adjusted operating margin	45.2%	46.0%	(0.8) pp	43.7%	44.9%	(1.2) pp

Morningstar Direct Platform total revenue increased $12.9 million, or 6.2%, for the three months ended June 30, 2026. Revenue grew 4.8% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Data contributed $6.8 million to revenue growth, with revenue increasing 6.4% or 4.2% on an organic basis. The increase in Morningstar Data was driven in part by expansion with existing clients supported by new use cases, with continued strength in managed investment data and Morningstar Essentials products, partially offset by softness in exchange market data.

Morningstar Direct contributed $6.1 million to revenue growth, with revenue increasing 8.2% or 7.1% on an organic basis, reflecting increased revenue per license and expansion with existing clients in reporting solutions. Direct licenses were relatively flat compared with the prior-year period.

Morningstar Direct Platform adjusted operating income increased $4.0 million, or 4.2%, and adjusted operating margin decreased 0.8 percentage points for the three months ended June 30, 2026. The decline in adjusted operating margin was due in part to higher compensation costs largely driven by a shift of additional research and sales resources to support Direct Platform growth priorities, partially offset by targeted reorganizations in the fourth quarter of 2025. Increased technology infrastructure costs primarily driven by the cloud migration also contributed.

Morningstar Direct Platform total revenue increased $28.9 million, or 7.1%, for the six months ended June 30, 2026. Revenue grew 4.9% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Direct Platform adjusted operating income increased $7.9 million, or 4.3%, and adjusted operating margin decreased 1.2 percentage points for the six months ended June 30, 2026. The decline in adjusted operating margin was driven by the same factors noted above

Morningstar Direct Platform depreciation expense was $9.2 million and $11.2 million for the three months ended June 30, 2026 and 2025, respectively, and $18.7 million and $22.0 million for the six months ended June 30, 2026 and 2025, respectively.

PitchBook

The following table presents results for PitchBook:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$174.7	$166.5	4.9%	$347.1	$330.2	5.1%
Adjusted operating income	$53.0	$52.8	0.4%	$104.6	$105.1	(0.5)%
Adjusted operating margin	30.3%	31.7%	(1.4) pp	30.1%	31.8%	(1.7) pp

PitchBook total revenue increased $8.2 million, or 4.9% on both a reported and organic basis for the three months ended June 30, 2026.

Growth reflected contributions from most core investor and advisor client segments, partially offset by softness in venture capital and elevated churn in the corporate client segment. Increased revenue was primarily driven by the PitchBook platform and strength in the direct data business, which continued to expand from a smaller revenue base. Licensed user counts were relatively flat compared to the prior-year period.

PitchBook adjusted operating income increased $0.2 million, or 0.4%, and adjusted operating margin decreased 1.4 percentage points for the three months ended June 30, 2026. The decline in adjusted operating margin was largely driven by an increase in compensation costs, which included the impact of additional headcount to support new growth initiatives. Increased technology infrastructure costs primarily related to AI initiatives also contributed.

PitchBook total revenue increased $16.9 million, or 5.1% for the six months ended June 30, 2026. Revenue grew 4.9% on an organic basis.

PitchBook adjusted operating income decreased $0.5 million, or 0.5%, and adjusted operating margin decreased 1.7 percentage points for the six months ended June 30, 2026. The decline in adjusted operating margin was driven by the same factors noted above, as well as higher advertising expenses.

PitchBook depreciation expense was $8.8 million and $8.1 million for the three months ended June 30, 2026 and 2025, respectively, and $16.7 million and $15.9 million for the six months ended June 30, 2026 and 2025, respectively.

Morningstar Credit

The following table presents results for Morningstar Credit:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$104.9	$85.0	23.4%	$205.9	$158.0	30.3%
Adjusted operating income	$38.5	$30.5	26.2%	$79.7	$51.9	53.6%
Adjusted operating margin	36.7%	35.9%	0.8 pp	38.7%	32.8%	5.9 pp

Morningstar Credit total revenue increased $19.9 million, or 23.4%, for the three months ended June 30, 2026. Revenue grew 23.3% on an organic basis, supported by a robust issuance. Revenue grew across geographies and most asset classes, with particular strength in US structured finance ratings and Canadian and US corporates.

Morningstar Credit adjusted operating income increased $8.0 million, or 26.2%, and adjusted operating margin increased 0.8 percentage points for the three months ended June 30, 2026. The increase in adjusted operating income and margin reflected revenue growth, partially offset by higher compensation costs. The increase in compensation was driven by higher salaries and benefits due to added headcount to support growth and higher bonus expense reflecting strong performance against targets.

Morningstar Credit total revenue increased $47.9 million, or 30.3%, for the six months ended June 30, 2026. Revenue grew 28.3% on an organic basis. Revenue grew across geographies and most asset classes, with particular strength in US structured finance ratings and global corporates.

Morningstar Credit adjusted operating income increased $27.8 million, or 53.6%, and adjusted operating margin increased 5.9 percentage points for the six months ended June 30, 2026.

Morningstar Credit depreciation expense was $1.4 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively.

Morningstar Wealth

The following table presents results for Morningstar Wealth:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$60.3	$64.3	(6.2)%	$118.3	$125.6	(5.8)%
Adjusted operating income (loss)	$7.9	$3.0	163.3%	$13.5	$2.2	NMF
Adjusted operating margin	13.1%	4.7%	8.4 pp	11.4%	1.8%	9.6 pp

Morningstar Wealth total revenue decreased $4.0 million, or 6.2%, for the three months ended June 30, 2026. Revenue decreased 4.6% on an organic basis. Organic revenue growth excludes interim service fees received from AssetMark associated with the company's sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform from the prior-year period, and foreign currency impact. Excluding the impact from the sunsetting of Morningstar Office, organic revenue would have increased 5.3%, supported by growth in Investment Management.

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

	As of June 30,
(in billions)	2026	2025	Change
Morningstar Model Portfolios	$55.3	$47.6	16.2%
Institutional Asset Management	5.7	5.8	(1.7)%
Asset Allocation Services	2.8	13.4	(79.1)%
Investment Management (total)	$63.8	$66.8	(4.5)%

Investment Management total revenue increased $2.5 million, or 7.1% on a reported basis for the three months ended June 30, 2026. Revenue increased 11.9% on an organic basis. Reported AUMA decreased 4.5% to $63.8 billion compared with the prior-year period. Excluding the impact of the loss of an Asset Allocation Services client, which accounted for a negligible share of Investment Management revenue, AUMA would have increased compared to the prior-year period. Combined Morningstar Model Portfolio and International Wealth Platform AUMA increased 16.2% to $55.3 million, supported by market appreciation and positive net flows outside the US.

Morningstar Wealth adjusted operating income increased $4.9 million and adjusted operating margin increased 8.4 percentage points for the three months ended June 30, 2026.

Morningstar Wealth total revenue decreased $7.3 million, or 5.8%, for the six months ended June 30, 2026. Revenue declined 3.2% on an organic basis. Organic revenue growth excludes interim service fees received from AssetMark associated with the company's sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform from the prior-year period, and foreign currency impact. Excluding the impact of the sunsetting of Morningstar Office, organic revenue would have increased 7.0%, supported by growth in Investment Management.

Morningstar Wealth adjusted operating income increased $11.3 million and adjusted operating margin increased 9.6 percentage points for the six months ended June 30, 2026.

Morningstar Wealth depreciation expense was $1.2 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively, and $2.8 million and $8.9 million for the six months ended June 30, 2026 and 2025, respectively.

Morningstar Retirement

The following table presents results for Morningstar Retirement:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$37.9	$32.4	17.0%	$76.7	$65.3	17.5%
Adjusted operating income	$19.4	$15.4	26.0%	$39.2	$30.0	30.7%
Adjusted operating margin	51.2%	47.5%	3.7 pp	51.1%	45.9%	5.2 pp

Morningstar Retirement total revenue increased $5.5 million, or 17.0% on both a reported and organic basis for the three months ended June 30, 2026. AUMA, calculated using the most recently available average quarterly or monthly data, increased 9.0% to $311.0 billion compared with the prior-year period, primarily due to market gains and supported by positive net flows to traditional and Advisor Managed Accounts.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of June 30,
(in billions)	2026	2025	Change
Managed Accounts	$194.4	$171.7	13.2%
Fiduciary Services	71.0	63.3	12.2%
Custom Models/CIT	45.6	50.4	(9.5)%
Morningstar Retirement (total)	$311.0	$285.4	9.0%

Morningstar Retirement adjusted operating income increased $4.0 million and adjusted operating margin increased 3.7 percentage points for the three months ended June 30, 2026.

Morningstar Retirement total revenue increased $11.4 million, or 17.5% on a reported and organic basis for the six months ended June 30, 2026. Growth was driven by market gains and positive net flows, supported by growth in traditional and Advisor Managed Accounts.

Morningstar Retirement adjusted operating income increased $9.2 million and adjusted operating margin increased 5.2 percentage points for the six months ended June 30, 2026.

Morningstar Retirement depreciation expense was $2.2 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and $4.5 million and $5.3 million for the six months ended June 30, 2026 and 2025, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

Corporate and All Other revenue increased $15.6 million, or 32.7% on a reported basis, and increased $23.2 million, or 23.3% on a reported basis, for the three and six months ended June 30, 2026, respectively.

Morningstar Sustainalytics revenue decreased $1.8 million, or 6.6%, for the three months ended June 30, 2026. Organic revenue decreased 7.7%, primarily due to the retirement of the second party opinions product.

Morningstar Sustainalytics revenue decreased $4.0 million, or 7.1%, for the six months ended June 30, 2026. Organic revenue decreased 11.0%, primarily due to the retirement of the second party opinions product as well as a decline in revenue from the corporate licensed-rating product.

Morningstar Indexes revenue increased $17.4 million, or 85.3%, for the three months ended June 30, 2026. Organic revenue increased 13.0%. Organic revenue growth excludes revenue associated with the CRSP acquisition and foreign currency impact.

Morningstar Indexes revenue increased $27.2 million or 62.7% for the six months ended June 30, 2026. Organic revenue increased 5.7%. Asset value linked to Morningstar Indexes increased to $3.6 trillion from $221.0 billion in the prior-year period, driven by the inclusion of $3.3 trillion of assets linked to CRSP indexes, along with market performance and net inflows over the trailing 12 months.

Non-operating expense, net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-Operating Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest income	$2.0	$2.9	$3.9	$6.4
Interest expense	(19.1)	(10.3)	(34.7)	(19.2)
Other income (expense), net	3.5	(1.2)	3.1	(1.4)
Non-operating expense, net	$(13.6)	$(8.6)	$(27.7)	$(14.2)

Interest income reflects interest from our cash, cash equivalents, and investment portfolio. Interest expense mainly relates to the outstanding principal balances under the company's prior credit agreement, the 2025 Credit Agreement, and the 2030 Notes.

Other expense, net primarily consists of foreign currency exchange gains (losses) and gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Equity in investments of unconsolidated entities	$(0.9)	$(1.2)	$(1.0)	$(3.8)

Equity in investments of unconsolidated entities primarily reflects income and losses from our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Income before income taxes and equity in investments of unconsolidated entities	$147.0	$116.5	$288.8	$225.0
Equity in investments of unconsolidated entities	(0.9)	(1.2)	(1.0)	(3.8)
Income before income taxes	$146.1	$115.3	$287.8	$221.2
Income tax expense	$38.3	$26.3	$72.9	$53.7
Effective tax rate	26.2%	22.8%	25.3%	24.3%

Our effective tax rate in the second quarter and first six months of 2026 was 26.2% and 25.3%, respectively, reflecting an increase of 3.4 and 1.0 percentage points compared with the same prior year periods. Our effective tax rate increased in 2026 due to deferred taxes recorded in the second quarter of 2026 with respect to unremitted foreign earnings from some of our non-US subsidiaries as well as from a negative tax impact due to the vesting of employee stock-based compensation compared with the excess tax benefits that were recognized in 2025. When stock-based compensation vests at a lower share price than the original grant price, a negative tax impact results. This reduces our tax deduction for stock-based compensation and resulted in an increase to our effective tax rate in the second quarter of 2026.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on our consolidated financial statements as of June 30, 2026. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted in the US. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents, and investments totaling $523.8 million, compared with $528.7 million as of December 31, 2025, a decrease of $4.9 million.

Cash provided by operating activities is our main source of cash. In the first six months of 2026, cash provided by operating activities increased 30.1% to $247.2 million and free cash flow increased by 45.3% to $176.1 million.

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

Approximately 85% of our cash, cash equivalents, and investments balance as of June 30, 2026 was held by our operations outside the US, an increase from 81% as of December 31, 2025. We generally consider the accumulated undistributed earnings of most of our foreign subsidiaries to be permanently reinvested. During the second quarter of 2026, we identified $84.0 million of accumulated undistributed earnings of certain of our foreign subsidiaries that we anticipate to be distributed to the US later in 2026 or early 2027. We have recorded a deferred tax liability of $1.0 million on these earnings, mostly for non-US withholding taxes, which will be due at the time of future remittance. Otherwise, we intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On October 31, 2025, the company entered into a senior credit agreement (the 2025 Credit Agreement).The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of June 30, 2026, the total outstanding debt under the 2025 Credit Agreement was $1.4 billion, net of debt issuance costs, including $370.3 million drawn under the 2025 A-1 Facility, $375.0 million drawn under the 2025 A-2 Facility, and $620.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $130.0 million under the 2025 Revolving Credit Facility.

The proceeds borrowed under the 2025 Facility were used to refinance existing indebtedness under the company's prior credit agreement, pay fees and expenses in connection with the 2025 Facility, finance the acquisition of CRSP, and for general corporate purposes.

The interest rate applicable to loans under the 2025 Credit Agreement is based on the SOFR, SONIA, EURIBOR, Term CORRA, or BBSY depending on the currency of the loan and will include an applicable margin for such loans, which ranges between 1.05% and 1.425%, based on Morningstar’s consolidated net leverage ratio and other applicable adjustments as further described in the 2025 Credit Agreement.

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

Private Placement Debt Offering

On October 26, 2020, we issued and sold $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of June 30, 2026, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.2 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2026, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.9x.

Dividend

On June 18, 2026, our board of directors approved a regular quarterly dividend of $0.50 per share, or $18.8 million, payable on July 31, 2026 to shareholders of record as of July 10, 2026. We paid $38.9 million in dividends during the six months ended June 30, 2026.

Share Repurchase Program

On October 29, 2025, the board of directors approved a three-year share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 and set to expire on October 30, 2028 (the Share Repurchase Program). Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended June 30, 2026, we repurchased a total of 567,844 shares for $100.0 million. For the six months ended June 30, 2026, we repurchased a total of 2,291,256 shares for $400.0 million. As of June 30, 2026, we have repurchased a total of 3,694,105 shares for $700.0 million under the Share Repurchase Program, leaving $300.0 million available for future repurchases.

Other

For the six months ended June 30, 2026, we paid $359.6 million, net of cash acquired, related to the acquisition of CRSP. For the six months ended June 30, 2025, we paid $39.1 million, net of cash acquired, related to the acquisitions of DealX and Lumonic Inc.

We expect to continue making capital expenditures for the remainder of 2026, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

The table below shows a reconciliation of free cash flow to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Cash provided by operating activities	$155.7	$99.0	57.3%	$247.2	$190.0	30.1%
Capital expenditures	(33.2)	(36.6)	(9.3)%	(71.1)	(68.8)	3.3%
Free cash flow	$122.5	$62.4	96.3%	$176.1	$121.2	45.3%

We generated free cash flow of $122.5 million in the second quarter of 2026 compared with $62.4 million in the second quarter of 2025. The change reflects a $56.7 million increase in cash provided by operating activities and a $3.4 million decrease in capital expenditures compared to the prior-year period. The increase in operating cash flow and free cash flow in the second quarter of 2026 was mainly due to higher cash earnings.

We generated free cash flow of $176.1 million in the first six months of 2026 compared with $121.2 million in the first six months of 2025. The change reflects a $57.2 million increase in cash provided by operating activities and a $2.3 million increase in capital expenditures compared to the prior-year period. Cash provided by operating activities increased due to higher cash earnings. Free cash flow increased in the first six months of 2026 due to higher cash earnings, slightly offset by an increase in capital expenditures compared to the prior-year period due in part to spending related to office refreshes across geographies.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended June 30, 2026 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2026, our cash, cash equivalents, and investments balance was $523.8 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable SOFR plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR would have a $13.7 million impact on our interest expense based on our outstanding principal balance and SOFR at June 30, 2026.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the US. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2026:

	Six months ended June 30, 2026
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in US dollars as of June 30, 2026	0.6895	1.3244	0.7034	1.1409	n/a

Percentage of revenue	2.8%	7.4%	6.8%	6.1%	5.0%
Percentage of operating income (loss)	4.6%	(1.6)%	11.2%	6.5%	(8.3)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(3.6)	$(9.5)	$(8.7)	$(7.8)	$(6.4)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.4)	$0.5	$(3.4)	$(2.0)	$2.6

The table below shows our net investment exposure to foreign currencies as of June 30, 2026:

	As of June 30, 2026
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$81.3	$306.4	$237.0	$255.7	$271.2
Less: liabilities	(27.2)	(78.3)	(58.9)	(113.3)	(126.4)
Net currency position	$54.1	$228.1	$178.1	$142.4	$144.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.4)	$(22.8)	$(17.8)	$(14.2)	$(14.5)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report and in this Report when deciding whether to invest in our common stock or otherwise evaluating our business. If any of those risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider immaterial to our operations.There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our Annual Report other than as provided herein.

The adoption and use of AI technologies, whether incorporated into or accessing our products and tools or implemented by third parties, may present business, legal, compliance, and reputational risks.

We use, and may expand our use of, AI technologies across our products, internal tools, and third‑party SaaS platforms. While AI offers opportunities to improve efficiency and innovation, it also introduces risks. If we fail to keep pace with AI advancements, or if competitors adopt AI more effectively, our competitive position may be harmed. Slow internal adoption could reduce operational effectiveness, while AI‑generated errors may be incorporated into our processes or products. Our use of AI technologies may require investment of resources and costs to develop, test, and maintain related products and services, and there is no assurance that these investments will be successful. The rapid evolution and adoption of AI may create risks that may be difficult to anticipate or control, particularly where we rely on third‑party platforms or where our data, analytics or insights are delivered to end users through third-party AI tools or other intermediaries. These risks could lead to operational inefficiencies, reputational harm, or compliance challenges. Inconsistent or decentralized adoption of AI tools across business units, or use of AI tools outside of established governance framework, could increase operational, legal, regulatory and reputational risk.

The pace of adoption and use of AI technologies, including generative AI, in our products and processes and by our clients and end users may increase compliance obligations, regulatory scrutiny, litigation exposure, ethical concerns, and confidentiality or security risks. For example, AI systems may generate content that appears correct but is inaccurate, misleading, biased, or discriminatory, which, if relied upon and attributed to us, could harm our reputation and expose us to liability. We may also face risks relating to data privacy or cybersecurity incidents stemming from our use of AI technologies. Emerging laws and regulations governing AI - such as the EU Artificial Intelligence Act and other evolving global frameworks - may impose burdensome requirements or restrict the deployment of certain AI capabilities in our offerings, and regulations on AI are developing at varying paces, meaning the global regulatory landscape is uncertain, potentially divergent, overlapping and conflicting and could require meaningful compliance efforts and adjustment to our business practices at significant costs. Failure to timely or adequately address these evolving obligations could result in liabilities or fines. Because AI is complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to our use of AI.

AI technologies may use or incorporate data from third-party sources, which may expose us to risks associated with data rights and protection and may also lead to the unintended consequences of using AI discussed above. Also licensing permissions, permitted-use restrictions, ownership of outputs or redistribution rights of third-party data may be uncertain, which could expose us to vendor claims, audits, restrictions on use, remediation obligations, additional fees or litigation. Current laws and court decisions governing intellectual property ownership and license rights may not address new questions relating to AI technologies, which may negatively affect our ability to safeguard our intellectual property, as well as increase the compliance costs associated with navigating an uncertain legal and regulatory environment. In addition, increased use of AI technologies may affect our workforce needs, including our ability to recruit, attract, or retain employees with the skills necessary to support AI-enabled products and processes. We may also face challenges if portions of our existing workforce do not possess, or cannot efficiently develop, the rapidly evolving skill sets required to meet changing business demands, which could adversely impact our operations and competitiveness.

In addition, the implementation of AI technologies by competitors and disruptors presents risks to our business. The value of our products and services may be negatively affected by the increasing amount of information and external tools that are available online for free, or at low cost, that use AI to scrape data – including our own content – from the Internet. These technologies integrate machine learning abilities and other AI systems to process and organize large data sets aggregated from products that previously were paid for, posing an external risk to our product suite. Third-party AI systems may also ingest, train on, reproduce, summarize, simulate or otherwise use our proprietary data, research, ratings, methodologies, content or other intellectual property without permission in ways that are difficult to detect or enforce against.

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

Our regulated investment services operations are subject to regulation in markets outside the US. Post Brexit, we made a strategic decision to no longer engage new EU domiciled clients for regulated investment management activity, in part to reduce regulatory risk. The UK-based Morningstar Wealth Platform (Platform) has regulatory compliance obligations related to, among other things, the safeguarding and administration of client monies and assets, due to the offering of regulated products and services in the UK. The Platform business has offices in Jersey, South Africa, and the United Arab Emirates, all of which are or have been subject to the Financial Action Task Force (FATF) grey list. Increased regulatory scrutiny in Jersey, which was recently removed from the FATF grey list, and South Africa, which is currently on the FATF grey list, increase compliance costs and exposes us to potential reputational harm.

Our Indexes business, Morningstar Indexes, is subject to the EU Benchmarks Regulation, which mandates certain governance requirements, conflict management, and controls over the benchmark process and require administrators to improve the quality of input data and methodologies. We also closely monitor US regulatory developments, as the SEC has sought comment on whether index providers, model portfolio providers, and pricing services should be regulated as investment advisers or outsourced service providers. If adopted, these changes could significantly increase our regulatory exposure and compliance costs. In addition, the UK is currently consulting on a proposed new Specified Authorized Benchmark Regulation. We do not currently expect our Morningstar Indexes business in the UK to be in scope of the new regulation if adopted, and continue to engage with the relevant authorities as part of the consultation.

Morningstar Sustainalytics may face increased regulation of its research, ratings, and data activities. EU rules for ESG ratings providers, which became effective in 2026, and ongoing compliance with EU rules may require significant incremental investment in governance, internal controls, and compliance processes. Many jurisdictions have already established regulations regarding the provision and distribution of ESG data and ratings that are currently in effect or will take effect in the near future. Others are developing, similar frameworks, which may differ from EU requirements in material respects. The final form of any new or modified regulations could impose substantial compliance burdens and risk of inadvertent noncompliance. As Morningstar Sustainalytics operates globally, future regulations may be inconsistent across markets. Conversely, deregulation could reduce demand for our products. Failure to address this evolving landscape adequately and promptly could adversely affect our business, operating results, and financial condition.

Our indebtedness could adversely affect our cash flow and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

For an overview of our current outstanding indebtedness, refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources below. Our long-term debt was $1,713.3 million as of June 30, 2025. While our business has historically generated strong cash flow and we are in compliance with all of our debt covenants, borrowings under our current credit facilities are floating rate. As a result, our annual debt service requirements are affected by rising interest rates, and we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to service our indebtedness. Our ability to make payments on our indebtedness and to fund expected capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory, tax and other factors, many of which are beyond our control. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing, and ability to compete in our industry could be materially adversely affected.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended June 30, 2026. Refer to Note 14 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
April 1, 2026 - April 30, 2026	—	$—	—	$400,017,600
May 1, 2026 - May 31, 2026	296,480	168.65	296,480	$350,017,721
June 1, 2026 - June 30, 2026	271,364	184.25	271,364	$300,017,898
Total	567,844	$176.10	567,844
_______________________________________
(a) Repurchases effected pursuant to the $1.0 billion 3-year share repurchase program effective October 31, 2025 (announced October 29, 2025).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, certain of the company's executive officers and directors adopted or terminated a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act, as noted below:

Name and Title	Date of Adoption of Trading Plan (1)	Scheduled Expiration Date of Trading Plan (2)	Aggregate Number of Securities to Be Purchased or Sold
Joe Mansueto Executive Chairman	6/8/2026	4/30/2027	Sale of up to 200,000 shares of common stock pursuant to a Rule 10b5-1 trading arrangement
________________________________________
(1) Each listed trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

Item 6.Exhibits

Exhibit No	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209.

3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.

10.1†*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on or after March 1, 2026.

10.2†*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on or after May 15, 2026 that vest in four equal installments each year on the anniversary of the grant date.

10.3†*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on or after May 15, 2025 and vest in full on the first anniversary of the grant date.

10.4†*	Form of Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on or after May 15, 2026.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on July 29, 2026 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

104†	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

† Filed herewith.
*Management contract with a director or executive officer or a compensatory plan arrangement in which directors or executive officers are eligible to participate.
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

MORNINGSTAR, INC.

Date: July 29, 2026	By:	/s/ Michael Holt
Michael Holt
Chief Financial Officer (principal financial officer)