Form 10-Q
period 2026-09-30
Morningstar, Inc.
filed 2026-10-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 37,104,311 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$672.1	$617.4	$1,980.1	$1,804.4

Operating expense:
Cost of revenue	240.7	241.7	718.9	703.7
Sales and marketing	117.8	115.5	351.1	347.8
General and administrative	93.1	85.9	275.6	244.4
Depreciation and amortization	53.1	47.0	158.3	142.8
Total operating expense	504.7	490.1	1,503.9	1,438.7

Other operating income	—	0.5	7.7	1.3

Operating income	167.4	127.8	483.9	367.0

Non-operating expense, net:
Interest expense, net	(17.6)	(7.0)	(48.4)	(19.8)
Other income, net	2.6	2.3	5.7	0.9
Non-operating expense, net	(15.0)	(4.7)	(42.7)	(18.9)

Income before income taxes and equity in investments of unconsolidated entities	152.4	123.1	441.2	348.1

Equity in investments of unconsolidated entities	1.5	(0.1)	0.5	(3.9)

Income tax expense	38.4	31.4	111.3	85.1

Consolidated net income	$115.5	$91.6	$330.4	$259.1

Net income per share:
Basic	$3.09	$2.18	$8.67	$6.12
Diluted	$3.06	$2.17	$8.61	$6.08

Dividends per common share:
Dividends declared per common share	$0.50	$0.46	$1.50	$1.37
Dividends paid per common share	$0.50	$0.46	$1.50	$1.37

Weighted average shares outstanding:
Basic	37.4	42.1	38.1	42.4
Diluted	37.8	42.3	38.4	42.6

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Consolidated net income	$115.5	$91.6	$330.4	$259.1

Other comprehensive income (loss), net
Foreign currency translation adjustment	(0.8)	(10.7)	(18.2)	47.9
Unrealized gains (losses) on securities, net of tax	(0.1)	—	(0.1)	0.1
Other comprehensive income (loss), net	(0.9)	(10.7)	(18.3)	48.0

Comprehensive income	$114.6	$80.9	$312.1	$307.1

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2026 (unaudited)	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$496.7	$474.5
Investments	27.9	54.2
Accounts receivable, less allowance for credit losses of $4.9 million and $7.1 million, respectively	427.7	390.4
Income tax receivable	8.1	16.2
Deferred commissions	32.2	35.4
Prepaid expenses	51.7	42.5
Other current assets	19.7	24.8
Total current assets	1,064.0	1,038.0
Goodwill	1,745.7	1,610.8
Intangible assets, net	550.0	379.3
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $933.1 million and $899.9 million, respectively	244.7	231.9
Operating lease assets	155.3	159.0
Investments in unconsolidated entities	51.0	50.3
Deferred tax assets, net	93.9	78.7
Deferred commissions	27.8	30.1
Other assets	18.7	12.1
Total assets	$3,951.1	$3,590.2

Liabilities and equity
Current liabilities:
Deferred revenue	$600.3	$586.1
Accrued compensation	230.2	294.2
Accounts payable and accrued liabilities	101.7	97.9
Operating lease liabilities	40.4	41.8
Current portion of long-term debt	18.2	—
Income tax payable	19.6	24.0
Other current liabilities	5.2	9.3
Total current liabilities	1,015.6	1,053.3
Operating lease liabilities	140.3	146.7
Accrued compensation	20.2	20.1
Deferred tax liabilities, net	21.1	27.2
Long-term debt	1,660.5	1,072.6
Deferred revenue	21.8	21.0
Income tax payable	15.3	13.1
Other long-term liabilities	30.7	14.3
Total liabilities	$2,925.5	$2,368.3

Equity:
Morningstar, Inc. shareholders’ equity:

Common stock, no par value, 200,000,000 shares authorized, of which 37,104,311 and 39,740,881 shares were outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock at cost, 18,044,452 and 15,277,454 shares as of September 30, 2026 and December 31, 2025, respectively	(2,288.2)	(1,785.7)
Additional paid-in capital	919.9	869.5
Retained earnings	2,480.3	2,206.2
Accumulated other comprehensive loss:
Currency translation adjustment	(86.3)	(68.1)
Unrealized loss on available-for-sale investments	(0.1)	—
Total accumulated other comprehensive loss	(86.4)	(68.1)
Total equity	1,025.6	1,221.9
Total liabilities and equity	$3,951.1	$3,590.2

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three and nine months ended September 30, 2026 and 2025

	Morningstar, Inc. Shareholders’ Equity
	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2025	39,740,881	$—	$(1,785.7)	$869.5	$2,206.2	$(68.1)	$1,221.9
Net income		—	—	—	107.1	—	107.1
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	(11.3)	(11.3)
Other comprehensive loss, net		—	—	—	—	(11.3)	(11.3)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	10,136	—	—	(0.8)	—	—	(0.8)
Reclassification of awards previously liability-classified that were converted to equity		—	—	13.0	—	—	13.0
Stock-based compensation		—	—	10.8	—	—	10.8
Common shares repurchased	(1,723,412)	—	(303.0)	—	—	—	(303.0)
Dividends declared ($0.50 per share)		—	—	—	(19.0)	—	(19.0)
Balance as of March 31, 2026	38,027,605	$—	$(2,088.7)	$892.5	$2,294.3	$(79.4)	$1,018.7
Net income		—	—	—	107.8	—	107.8
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	(6.1)	(6.1)
Other comprehensive loss, net		—	—	—	—	(6.1)	(6.1)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	53,769	—	0.5	(4.7)	—	—	(4.2)
Stock-based compensation		—	—	27.3	—	—	27.3
Common shares repurchased	(567,844)	—	(100.9)	—	—	—	(100.9)
Dividends declared ($0.50 per share)		—	—	—	(18.8)	—	(18.8)
Balance as of June 30, 2026	37,513,530	$—	$(2,189.1)	$915.1	$2,383.3	$(85.5)	$1,023.8
Net income		—	—	—	115.5	—	115.5
Other comprehensive income (loss):
Unrealized losses on securities, net of tax		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	(0.8)	(0.8)
Other comprehensive loss, net		—	—	—	—	(0.9)	(0.9)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	77,354	—	1.8	(11.5)	—	—	(9.7)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.3)	—	—	(0.3)
Stock-based compensation		—	—	16.6	—	—	16.6
Common shares repurchased	(486,573)	—	(100.9)	—	—	—	(100.9)
Dividends declared ($0.50 per share)		—	—	—	(18.5)	—	(18.5)
Balance as of September 30, 2026	37,104,311	$—	$(2,288.2)	$919.9	$2,480.3	$(86.4)	$1,025.6

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2024	42,869,380	$—	$(993.9)	$822.7	$1,909.2	$(119.4)	$1,618.6
Net income		—	—	—	78.5	—	78.5
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	17.0	17.0
Other comprehensive income, net		—	—	—	—	17.0	17.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	69	—	—	—	—	—	—
Reclassification of awards previously liability-classified that were converted to equity		—	—	16.0	—	—	16.0
Stock-based compensation		—	—	9.1	—	—	9.1
Common shares repurchased	(368,199)	—	(110.7)	—	—	—	(110.7)
Dividends declared ($0.46 per share)		—	—	—	(19.3)	—	(19.3)
Balance as of March 31, 2025	42,501,250	$—	$(1,104.6)	$847.8	$1,968.4	$(102.4)	$1,609.2
Net income		—	—	—	89.0	—	89.0
Other comprehensive income (loss):	`
Unrealized gains on securities, net of tax		—	—	—	—	0.1	0.1
Foreign currency translation adjustment, net		—	—	—	—	41.6	41.6
Other comprehensive income, net		—	—	—	—	41.7	41.7
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	74,151	—	1.2	(13.2)	—	—	(12.0)
Stock-based compensation		—	—	18.4	—	—	18.4
Common shares repurchased	(398,442)	—	(112.6)	—	—	—	(112.6)
Dividends declared ($0.46 per share)		—	—	—	(19.2)	—	(19.2)
Balance as of June 30, 2025	42,176,959	$—	$(1,216.0)	$853.0	$2,038.2	$(60.7)	$1,614.5
Net Income		—	—	—	91.6	—	91.6
Other comprehensive income (loss):
Foreign currency translation adjustment, net		—	—	—	—	(10.7)	(10.7)
Other comprehensive loss, net		—	—	—	—	(10.7)	(10.7)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	59,301	—	1.2	(10.2)	—	—	(9.0)
Stock-based compensation		—	—	18.6	—	—	18.6
Common shares repurchased	(729,678)	—	(172.0)	—	—	—	(172.0)
Dividends declared ($0.46 per share)	—	—	—	—	(19.0)	—	(19.0)
Balance as of September 30, 2025	41,506,582	$—	$(1,386.8)	$861.4	$2,110.8	$(71.4)	$1,514.0

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2026	2025
Operating activities
Consolidated net income	$330.4	$259.1
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	158.3	142.8
Deferred income taxes	(20.8)	(30.0)
Stock-based compensation expense	54.7	46.1
Provision for credit losses	1.3	2.5
Equity in investments of unconsolidated entities	(0.5)	3.9
Other, net	(16.0)	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	(33.5)	0.8
Accounts payable and accrued liabilities	23.2	(2.6)
Accrued compensation and deferred commissions	(46.1)	(24.6)
Income taxes	5.7	(18.7)
Deferred revenue	(3.7)	6.0
Other assets and liabilities	(15.1)	3.7
Cash provided by operating activities	437.9	385.7

Investing activities
Purchases of investment securities	(17.7)	(18.5)
Proceeds from maturities and sales of investment securities	47.5	32.6
Capital expenditures	(106.4)	(104.4)
Acquisitions, net of cash acquired	(359.6)	(39.1)
Purchases of investments in unconsolidated entities	(0.2)	(3.3)
Other, net	5.2	5.1
Cash used for investing activities	(431.2)	(127.6)

Financing activities
Common shares repurchased	(500.0)	(391.7)
Dividends paid	(57.6)	(58.0)
Proceeds from revolving credit facility	410.0	370.0
Repayment of revolving credit facility	(170.0)	(220.0)
Proceeds from term facility	375.0	—
Repayment of term facility	(9.4)	—
Employee taxes withheld for stock awards	(14.7)	(21.0)
Other, net	(10.2)	—
Cash provided by (used for) financing activities	23.1	(320.7)

Effect of exchange rate changes on cash and cash equivalents	(7.6)	34.1
Net increase (decrease) in cash and cash equivalents	22.2	(28.5)
Cash and cash equivalents—beginning of period	474.5	502.7
Cash and cash equivalents—end of period	$496.7	$474.2

Supplemental disclosure of cash flow information
Cash paid for income taxes	$126.2	$134.0
Cash paid for interest	$53.8	$24.3

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

3. Credit Arrangements

Debt

The following table summarizes our debt as of September 30, 2026 and December 31, 2025:

(in millions)	As of September 30, 2026	As of December 31, 2025
2025 Term Facility, net of unamortized debt issuance costs of $1.1 million and $1.5 million, respectively	$739.5	$373.5
2025 Revolving Credit Facility	590.0	350.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $0.8 million and $0.9 million, respectively	349.2	349.1
Total debt	$1,678.7	$1,072.6

Credit Agreement

On October 31, 2025, the company entered into a senior credit agreement (the 2025 Credit Agreement). The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of September 30, 2026, the total outstanding debt under the 2025 Credit Agreement was approximately $1.3 billion, net of debt issuance costs, including $365.6 million drawn under the 2025 A-1 Facility, $375.0 million drawn under the 2025 A-2 Facility, and $590.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $160.0 million under the 2025 Revolving Credit Facility.

The proceeds borrowed under the 2025 Facility were used to refinance existing indebtedness under the company's prior credit agreement, pay fees and expenses in connection with the 2025 Facility, fund the acquisition of the Center for Research in Security Prices, LLC (CRSP), and for general corporate purposes.

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

Private Placement Debt Offering

On October 26, 2020, we issued and sold $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of September 30, 2026, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.2 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2026.

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

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the second and third quarters of 2026, we did not record significant adjustments to the purchase price allocation compared with the preliminary estimates recorded in the first quarter of 2026.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$363.0

Cash and cash equivalents	$3.4
Accounts receivable	6.0
Other current and non-current assets	15.2
Intangible assets, net	233.0
Deferred revenue	(22.9)
Other current and non-current liabilities	(11.7)
Total fair value of net assets acquired	$223.0

Goodwill	$140.0

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

Goodwill of $140.0 million represents the excess over the fair value of the net tangible and intangible assets acquired. We paid this premium for several reasons, including the opportunity to strengthen our market position and expand our presence among index providers of US equity index funds.

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

The allocation of the fair values of the assets acquired and liabilities assumed includes $21.3 million of goodwill, which is not deductible for income tax purposes, and $10.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$1.4	15
Technology-based assets	9.1	8
Intellectual property	0.1	3
Total intangible assets	$10.6

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2025 to September 30, 2026:

(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2025	$608.6	$628.7	$119.6	$90.3	$93.5	$1,540.7	$70.1	$1,610.8
Acquisition of CRSP	—	—	—	—	—	—	140.0	140.0
Foreign currency translation and other	(4.6)	—	(1.7)	1.4	—	(4.9)	(0.2)	(5.1)
Balance as of September 30, 2026	$604.0	$628.7	$117.9	$91.7	$93.5	$1,535.8	$209.9	$1,745.7

Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2026			As of December 31, 2025
(in millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer-related assets	$689.8	$(350.3)	$339.5	$583.9	$(324.1)	$259.8
Technology-based assets	439.1	(246.4)	192.7	328.0	(225.5)	102.5
Intellectual property & other	95.1	(77.3)	17.8	91.2	(74.2)	17.0
Total intangible assets	$1,224.0	$(674.0)	$550.0	$1,003.1	$(623.8)	$379.3

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Amortization expense	$19.2	$15.1	$59.1	$44.8

We amortize intangible assets using the straight-line method over their estimated useful lives.

Based on acquisitions completed through September 30, 2026, we expect intangible amortization expense for each of the next five years and thereafter as follows:

(in millions)	As of September 30, 2026
Remainder of 2026 (October 1 through December 31)	$18.6
2027	73.1
2028	69.1
2029	66.0
2030	60.2
Thereafter	263.0
Total	$550.0

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic net income per share:
Consolidated net income	$115.5	$91.6	$330.4	$259.1

Weighted average common shares outstanding	37.4	42.1	38.1	42.4

Basic net income per share	$3.09	$2.18	$8.67	$6.12

Diluted net income per share:
Consolidated net income	$115.5	$91.6	$330.4	$259.1

Weighted average common shares outstanding	37.4	42.1	38.1	42.4
Net effect of dilutive stock awards	0.4	0.2	0.3	0.2
Weighted average common shares outstanding for computing diluted income per share	37.8	42.3	38.4	42.6

Diluted net income per share	$3.06	$2.17	$8.61	$6.08

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
License-based	$459.0	$435.0	$1,359.0	$1,281.4
Asset-based	103.0	84.7	294.9	252.8
Transaction-based	110.1	97.7	326.2	270.2
Consolidated revenue	$672.1	$617.4	$1,980.1	$1,804.4

Contract Liabilities

Our contract liabilities represent deferred revenue. We record deferred revenue when a contract requires a customer to be billed in advance. The following table summarizes our contract liabilities balance:

(in millions)	As of September 30, 2026	As of December 31, 2025
Deferred revenue (current)	$600.3	$586.1
Deferred revenue (non-current)	21.8	21.0
Total contract liabilities	$622.1	$607.1

The following table presents revenue recognized that was included in the deferred revenue balance at the beginning of the period:

	Nine months ended September 30,
(in millions)	2026	2025
Revenue recognized that was included in opening deferred revenue	$537.0	$494.3

Remaining Performance Obligations

Remaining performance obligations include both amounts recorded as deferred revenue in our Consolidated Balance Sheets as of September 30, 2026 as well as amounts not yet invoiced to customers as of September 30, 2026, largely reflecting future revenue related to signed multi-year arrangements. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. We expect to recognize into revenue 25% of this balance during the remainder of 2026, 49% of this balance in 2027, 17% of this balance in 2028, and the remaining amount thereafter.

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

The percentages above also exclude unsatisfied performance obligations for certain license-based contracts with durations of one year or less as we apply the optional exemption under FASB ASC Topic 606. For certain license-based contracts, the remaining performance obligations are expected to be less than one year based on the subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from September 30, 2026.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2026	As of December 31, 2025
Accounts receivable, less allowance for credit losses	$427.7	$390.4
Deferred commissions	60.0	65.5
Total contract assets	$487.7	$455.9

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

Morningstar Direct Platform provides investors with comprehensive data, research and insights, investment analysis, and AI-enabled software to empower investment decision-making. Morningstar Direct Platform includes product areas such as Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation.

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

The following tables present information about the company’s reportable segments for the three and nine months ended September 30, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three Months Ended September 30, 2026
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$222.4	$173.8	$6.4	$13.5	$0.4	$416.5
Asset-based	—	—	—	39.2	41.1	80.3
Transaction-based	0.1	1.8	101.4	6.7	—	110.0
Total segment revenue	222.5	175.6	107.8	59.4	41.5	606.8

Less:
Compensation expense(1)	61.3	81.0	51.1	24.8	12.3
Other segment items(2)	57.0	42.3	16.1	27.2	5.5
Adjusted operating income	$104.2	$52.3	$40.6	$7.4	$23.7	$228.2

	Three Months Ended September 30, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$211.1	$166.9	$5.4	$18.3	$0.4	$402.1
Asset-based	—	—	—	35.2	33.8	69.0
Transaction-based	—	2.1	85.7	8.6	—	96.4
Total segment revenue	211.1	169.0	91.1	62.1	34.2	567.5

Less:
Compensation expense(1)	60.7	77.0	48.6	27.0	11.5
Other segment items(2)	56.7	39.1	14.4	32.0	5.8
Adjusted operating income	$93.7	$52.9	$28.1	$3.1	$16.9	$194.7

	Nine Months Ended September 30, 2026
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$658.2	$517.0	$18.6	$41.2	$1.2	$1,236.2
Asset-based	—	—	—	113.3	117.0	230.3
Transaction-based	1.6	5.7	295.1	23.2	—	325.6
Total segment revenue	659.8	522.7	313.7	177.7	118.2	1,792.1

Less:
Compensation expense(1)	194.5	239.7	145.4	74.5	36.7
Other segment items(2)	169.8	126.1	48.0	82.3	18.6
Adjusted operating income	$295.5	$156.9	$120.3	$20.9	$62.9	$656.5

	Nine Months Ended September 30, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$618.0	$493.4	$15.0	$57.1	$1.3	$1,184.8
Asset-based	—	—	—	106.5	98.2	204.7
Transaction-based	1.5	5.8	234.1	24.1	—	265.5
Total segment revenue	619.5	499.2	249.1	187.7	99.5	1,655.0

Less:
Compensation expense(1)	176.6	229.4	128.2	85.9	34.4
Other segment items(2)	165.8	111.8	40.9	96.5	18.2
Adjusted operating income	$277.1	$158.0	$80.0	$5.3	$46.9	$567.3
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

(2) Other segment items for each reportable segment include:
Morningstar Direct Platform - allocated expenses, infrastructure costs, and other overhead costs.
PitchBook - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Credit - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, and other overhead costs.

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$606.8	$567.5	$1,792.1	$1,655.0
Corporate and All Other (3)	65.3	49.9	188.0	149.4
Total consolidated revenue	$672.1	$617.4	$1,980.1	$1,804.4

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$228.2	$194.7	$656.5	$567.3
Corporate and All Other (4)	(38.3)	(44.1)	(112.1)	(137.9)
Intangible amortization expense	(19.2)	(15.1)	(59.1)	(44.8)
M&A-related expenses	(3.3)	(8.2)	(9.1)	(18.9)
Other non-recurring items	—	0.5	7.7	1.3
Operating Income	167.4	127.8	483.9	367.0
Non-operating expense, net	(15.0)	(4.7)	(42.7)	(18.9)
Equity in investments of unconsolidated entities	1.5	(0.1)	0.5	(3.9)
Income before income taxes	$153.9	$123.0	$441.7	$344.2
___________________________________________________________________________________________
(3) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $26.3 million and $28.1 million for the three months ended September 30, 2026 and 2025, respectively, and $78.4 million and $84.2 million for the nine months ended September 30, 2026, and 2025, respectively. Revenue from Morningstar Indexes was $39.0 million and $21.8 million for the three months ended September 30, 2026 and 2025, respectively, and $109.6 million and $65.2 million for the nine months ended September 30, 2026, and 2025, respectively.

(4) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the three months ended September 30, 2026 and 2025, unallocated corporate expenses were $50.7 million and $47.1 million, respectively. For the nine months ended September 30, 2026 and 2025, unallocated corporate expenses were $148.1 million and $139.0 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

The following table presents depreciation expense by reportable segment:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Morningstar Direct Platform	$9.5	$11.3	$28.2	$33.3
PitchBook	8.5	8.7	25.2	24.6
Morningstar Credit	1.5	2.0	4.3	6.0
Morningstar Wealth	1.1	3.0	3.9	11.9
Morningstar Retirement	2.3	2.6	6.8	7.9
Total Reportable Segments	22.9	27.6	68.4	83.7
Corporate and All Other (5)	11.0	4.3	30.8	14.2
Total	$33.9	$31.9	$99.2	$97.9
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

Revenue by geographical area	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
United States	$485.2	$440.7	$1,426.3	$1,296.8

Asia	12.8	12.4	36.7	36.5
Australia	19.3	16.7	56.8	48.0
Canada	44.9	41.0	134.2	112.7
Continental Europe	58.6	55.1	170.6	160.7
United Kingdom	47.6	48.2	144.1	140.1
Other	3.7	3.3	11.4	9.6
Total International	186.9	176.7	553.8	507.6

Consolidated revenue	$672.1	$617.4	$1,980.1	$1,804.4

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of September 30, 2026	As of December 31, 2025
United States	$182.7	$178.6

Asia	31.5	22.8
Australia	0.7	1.1
Canada	19.4	17.9
Continental Europe	5.0	6.3
United Kingdom	5.2	4.9
Other	0.2	0.3
Total International	62.0	53.3

Consolidated property, equipment, and capitalized software, net	$244.7	$231.9

Operating lease assets by geographical area
(in millions)	As of September 30, 2026	As of December 31, 2025
United States	$66.6	$74.9

Asia	60.3	48.7
Australia	0.8	1.5
Canada	8.0	7.8
Continental Europe	14.5	16.5
United Kingdom	4.5	9.0
Other	0.6	0.6
Total International	88.7	84.1

Consolidated operating lease assets	$155.3	$159.0

8. Fair Value Measurements

The tables below present information about items that are measured at fair value:

	Fair Value as of	Level within the Fair Value Hierarchy as of September 30, 2026
(in millions)	September 30, 2026	Level 1	Level 2	Level 3
Cash equivalents	$51.7	$51.7	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	23.7	23.7	—	—
Marketable debt securities	1.4	1.4	—	—
Total	$76.8	$76.8	$—	$—

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2025
(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$40.1	$40.1	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	50.0	50.0	—	—
Marketable debt securities	1.5	1.5	—	—
Total	$91.6	$91.6	$—	$—

9. Investments in Unconsolidated Entities

As of September 30, 2026 and December 31, 2025, our investment in unconsolidated entities balance totaled $51.0 million and $50.3 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of investments in equity securities without a readily determinable fair value, including our investment in SmartX Advisory Solutions, was $45.6 million and $44.0 million as of September 30, 2026 and December 31, 2025, respectively. We did not record any material adjustments or impairment losses in the first nine months of 2026 or 2025.

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

The following table presents the components of lease cost:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$12.3	$11.0	$37.4	$33.2
Variable lease cost	$4.9	$4.7	$13.7	$12.5

The following table presents other information related to operating leases:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cash paid for amounts included in the measurement for operating lease liabilities	$12.8	$12.0	$37.8	$32.8
Right of use assets obtained in exchange for operating lease liability	$0.5	$9.4	$27.4	$10.2

The following table shows our minimum future lease commitments due in the remainder of 2026, each of the next four subsequent years, and thereafter, for operating leases:

(in millions)	As of September 30, 2026
Remainder of 2026 (October 1 through December 31)	$12.7
2027	45.9
2028	38.9
2029	27.8
2030	21.1
Thereafter	63.2
Total minimum lease commitments	209.6
Adjustment for discount to present value	28.9
Present value of lease liabilities	$180.7

As of September 30, 2026, the Company had executed operating lease agreements for office space in London, Frankfurt, and Chicago that had not yet commenced. These leases represent aggregate future lease obligations of approximately $178.0 million. The London lease is expected to commence in the fourth quarter of 2026 with an initial lease term of approximately 12 years, and the Frankfurt lease is expected to commence in the first quarter of 2028 with an initial lease term of approximately 10 years. The Chicago lease is subject to substantial completion of landlord construction and will commence when the premises are made available for the company's use. The company expects to obtain access to and take possession of the Chicago office space in the second quarter of 2027, resulting in an initial lease term of approximately 17 years. Accordingly, the operating lease assets and liabilities as of September 30, 2026 do not reflect the amounts for these leases.

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2026
Weighted-average remaining lease term (in years)	5.7

Weighted-average discount rate	4.8%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of equity-based awards, including stock options, RSUs, MSUs, PSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$7.3	$9.0	$20.2	$20.7
Sales and marketing	2.1	3.0	6.3	8.0
General and administrative	7.2	6.6	28.2	17.4
Total stock-based compensation expense	$16.6	$18.6	$54.7	$46.1

As of September 30, 2026, the total unrecognized stock-based compensation cost related to outstanding RSUs, MSUs, and PSUs expected to vest was $85.0 million, which we expect to recognize over a weighted average period of 28 months.

12. Income Taxes

The following table shows our effective tax rate for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Income before income taxes and equity in investments of unconsolidated entities	$152.4	$123.1	$441.2	$348.1
Equity in investments of unconsolidated entities	1.5	(0.1)	0.5	(3.9)
Income before income taxes	$153.9	$123.0	$441.7	$344.2
Income tax expense	$38.4	$31.4	$111.3	$85.1
Effective tax rate	25.0%	25.5%	25.2%	24.7%

Our effective tax rate in the third quarter and first nine months of 2026 was 25.0% and 25.2%, respectively, reflecting a decrease of 0.5 and an increase of 0.5 percentage points compared with the same prior year periods.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on our consolidated financial statements as of September 30, 2026. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted in the United States (US). The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of September 30, 2026.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2026 and December 31, 2025, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2026	As of December 31, 2025
Gross unrecognized tax benefits	$14.0	$12.3
Gross unrecognized tax benefits that would affect income tax expense	$14.0	$12.3
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.6	$11.9

As of September 30, 2026, our Unaudited Consolidated Balance Sheet included a liability of $15.4 million for unrecognized tax benefits. As of December 31, 2025, our Consolidated Balance Sheet included a liability of $13.1 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We conduct business globally, and, as a result, we file income tax returns in US federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our US federal tax returns and most state tax returns include the years 2020 to the present.

We are currently under audit by Federal, state, and local tax authorities in the US as well as tax authorities in certain non-US jurisdictions. It is likely that the examination phase of some of these state, local, and non-US audits will conclude in 2026. It is not possible to estimate the effect current audits may have on previously recorded unrecognized tax benefits.

Approximately 87% of our cash, cash equivalents, and investments balance as of September 30, 2026 was held by our operations outside of the US, an increase from 81% as of December 31, 2025. We generally consider the accumulated undistributed earnings of most of our foreign subsidiaries to be indefinitely reinvested, and it is not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings. As of September 30, 2026, we continue to assert that approximately $91.0 million of accumulated undistributed earnings of certain of our foreign subsidiaries are not permanently reinvested. We anticipate a distribution of these earnings to the US to be completed in 2026. We have recorded a deferred tax liability of $1.4 million on these earnings, mostly for non-US withholding taxes, which will be due at the time of future remittance. For the remaining foreign subsidiaries, the amount of earnings that we consider indefinitely reinvested is based on our estimates and assumptions. This amount is subject to change in the normal course of business as we evaluate operational cash flows, working capital needs, regulatory requirements, investment needs, and other factors. Accordingly, we may regularly update our earnings and profits analysis to reflect any of these developments.

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

The company has entered into lease agreements for office space in various jurisdictions that have not yet commenced. Refer to Note 10 for further information.

14. Share Repurchase Program

On October 29, 2025, the board of directors approved a three-year share repurchase program authorizing the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025 and set to expire on October 30, 2028 (the Share Repurchase Program). Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended September 30, 2026, we repurchased a total of 486,573 shares for $100.0 million. For the nine months ended September 30, 2026, we repurchased a total of 2,777,829 shares for $500.0 million. As of September 30, 2026, we have repurchased a total of 4,180,678 shares for $800.0 million under the Share Repurchase Program, leaving $200.0 million available for future repurchases.

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
•changing economic and market conditions, including prolonged volatility, recessions, inflation, or downturns affecting the financial, data and software sectors and global financial markets, fluctuating interest rates, and the impacts of global trade policies, may negatively impact our financial results, including those of our asset-based businesses;
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

A more complete description of these risks and uncertainties, among others, can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025 (our Annual Report), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, as supplemented by this Quarterly Report on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

Three and Nine Months Ended September 30, 2026 vs. Three and Nine Months Ended September 30, 2025

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2026	2025	Change		2026	2025	Change
Consolidated revenue	$672.1	$617.4	8.9%		$1,980.1	$1,804.4	9.7%
Operating income	$167.4	$127.8	31.0%		$483.9	$367.0	31.9%
Operating margin	24.9%	20.7%	4.2	pp	24.4%	20.3%	4.1	pp

Cash provided by operating activities	$190.7	$195.7	(2.6)%		$437.9	$385.7	13.5%
Capital expenditures	(35.3)	(35.6)	(0.8)%		(106.4)	(104.4)	1.9%
Free cash flow	$155.4	$160.1	(2.9)%		$331.5	$281.3	17.8%

Cash used for investing activities	$(20.8)	$(33.0)	(37.0)%		$(431.2)	$(127.6)	237.9%
Cash provided by (used for) financing activities	$(163.2)	$(188.1)	(13.2)%		$23.1	$(320.7)	NMF
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

Consolidated Revenue

Revenue by type	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Morningstar Direct Platform
License-based	$222.4	$211.1	5.4%	$658.2	$618.0	6.5%
Asset-based	—	—	—%	—	—	—%
Transaction-based	0.1	—	NMF	1.6	1.5	6.7%
Morningstar Direct Platform total	$222.5	$211.1	5.4%	$659.8	$619.5	6.5%

PitchBook
License-based	$173.8	$166.9	4.1%	$517.0	$493.4	4.8%
Asset-based	—	—	—%	—	—	—%
Transaction-based	1.8	2.1	(14.3)%	5.7	5.8	(1.7)%
PitchBook total	$175.6	$169.0	3.9%	$522.7	$499.2	4.7%

Morningstar Credit
License-based	$6.4	$5.4	18.5%	$18.6	$15.0	24.0%
Asset-based	—	—	—%	—	—	—%
Transaction-based	101.4	85.7	18.3%	295.1	234.1	26.1%
Morningstar Credit total	$107.8	$91.1	18.3%	$313.7	$249.1	25.9%

Morningstar Wealth
License-based	$13.5	$18.3	(26.2)%	$41.2	$57.1	(27.8)%
Asset-based	39.2	35.2	11.4%	113.3	106.5	6.4%
Transaction-based	6.7	8.6	(22.1)%	23.2	24.1	(3.7)%
Morningstar Wealth total	$59.4	$62.1	(4.3)%	$177.7	$187.7	(5.3)%

Morningstar Retirement
License-based	$0.4	$0.4	—%	$1.2	$1.3	(7.7)%
Asset-based	41.1	33.8	21.6%	117.0	98.2	19.1%
Transaction-based	—	—	—%	—	—	—%
Morningstar Retirement total	$41.5	$34.2	21.3%	$118.2	$99.5	18.8%

Corporate and All Other (1)
License-based	$42.5	$32.9	29.2%	$122.8	$96.6	27.1%
Asset-based	22.7	15.7	44.6%	64.6	48.1	34.3%
Transaction-based	0.1	1.3	(92.3)%	0.6	4.7	(87.2)%
Corporate and All Other total	$65.3	$49.9	30.9%	$188.0	$149.4	25.8%

License-based	$459.0	$435.0	5.5%	$1,359.0	$1,281.4	6.1%
Asset-based	103.0	84.7	21.6%	294.9	252.8	16.7%
Transaction-based	110.1	97.7	12.7%	326.2	270.2	20.7%
Consolidated revenue	$672.1	$617.4	8.9%	$1,980.1	$1,804.4	9.7%
___________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $26.3 million and $28.1 million for the three months ended September 30, 2026 and 2025, respectively, and $78.4 million and $84.2 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from Morningstar Indexes was $39.0 million and $21.8 million for the three months ended September 30,

2026 and 2025, respectively, and $109.6 million and $65.2 million for the nine months ended September 30, 2026 and 2025, respectively.

In the third quarter of 2026, consolidated revenue increased 8.9% to $672.1 million. Foreign currency movements decreased revenue by $0.2 million.

License-based revenue increased 5.5%, or 3.7% on an organic basis, during the third quarter of 2026, primarily driven by demand for Morningstar Direct Platform and PitchBook products.

Asset-based revenue increased 21.6%, or 14.9% on an organic basis, during the third quarter of 2026. The increase in reported asset-based revenue was primarily driven by Morningstar Retirement and Morningstar Indexes products, while organic growth was primarily driven by Morningstar Retirement and Morningstar Wealth products.

Transaction-based revenue increased 12.7%, or 13.3% on an organic basis, during the third quarter of 2026, primarily driven by Morningstar Credit revenue.

In the first nine months of 2026, consolidated revenue increased 9.7% to $1,980.1 million. Foreign currency movements increased revenue by $16.8 million.

License-based revenue increased 6.1%, or 3.1% on an organic basis, during the first nine months of 2026, primarily driven by demand for Morningstar Direct Platform and PitchBook products.

Asset-based revenue increased 16.7%, or 13.2% on an organic basis, during the first nine months of 2026. The increase in reported asset-based revenue was primarily driven by Morningstar Retirement and Morningstar Indexes products, while organic growth was primarily driven by Morningstar Retirement and Morningstar Wealth products.

Transaction-based revenue increased 20.7%, or 19.9% on an organic basis, during the first nine months of 2026, primarily driven by Morningstar Credit revenue.

Organic Revenue

Organic revenue increased 6.8% in the third quarter of 2026 and 7.0% in the first nine months of 2026, driven by organic revenue growth in Morningstar Credit and Morningstar Direct Platform.

The table below shows a reconciliation of organic revenue to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Consolidated revenue	$672.1	$617.4	8.9%	$1,980.1	$1,804.4	9.7%
Acquisitions	(14.8)	—	NMF	(39.8)	—	NMF
Divestitures	(2.2)	(3.7)	NMF	(10.9)	(17.7)	NMF
Effect of foreign currency translations	0.2	—	NMF	(16.8)	—	NMF
Organic revenue	$655.3	$613.7	6.8%	$1,912.6	$1,786.7	7.0%

Consolidated Revenue by Geographical Area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
United States	$485.2	$440.7	10.1%	$1,426.3	$1,296.8	10.0%

Asia	12.8	12.4	3.2%	36.7	36.5	0.5%
Australia	19.3	16.7	15.6%	56.8	48.0	18.3%
Canada	44.9	41.0	9.5%	134.2	112.7	19.1%
Continental Europe	58.6	55.1	6.4%	170.6	160.7	6.2%
United Kingdom	47.6	48.2	(1.2)%	144.1	140.1	2.9%
Other	3.7	3.3	12.1%	11.4	9.6	18.8%
Total International	186.9	176.7	5.8%	553.8	507.6	9.1%

Consolidated revenue	$672.1	$617.4	8.9%	$1,980.1	$1,804.4	9.7%

International revenue comprised 28% of our consolidated revenue in both the third quarter and first nine months of 2026, comparable to the same periods in 2025. Approximately 57% of international revenue was generated in Continental Europe and the United Kingdom during both the third quarter and first nine months of 2026, down slightly from the same periods in 2025. Revenue from international operations increased 5.8% and 9.1% during the third quarter and first nine months of 2026, respectively, driven by strong demand for Morningstar Credit and Morningstar Wealth products in both periods and Morningstar Direct Platform products in the first nine months of 2026.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2026	2025	Change		2026	2025	Change
Cost of revenue	$240.7	$241.7	(0.4)%		$718.9	$703.7	2.2%
% of consolidated revenue	35.8%	39.1%	(3.3)	pp	36.4%	39.0%	(2.6)	pp
Sales and marketing	117.8	115.5	2.0%		351.1	347.8	0.9%
% of consolidated revenue	17.5%	18.7%	(1.2)	pp	17.7%	19.3%	(1.6)	pp
General and administrative	93.1	85.9	8.4%		275.6	244.4	12.8%
% of consolidated revenue	13.9%	13.9%	—	pp	13.9%	13.5%	0.4	pp
Depreciation and amortization	53.1	47.0	13.0%		158.3	142.8	10.9%
% of consolidated revenue	7.9%	7.6%	0.3	pp	8.0%	7.9%	0.1	pp
Total operating expense	$504.7	$490.1	3.0%		$1,503.9	$1,438.7	4.5%
% of consolidated revenue	75.1%	79.3%	(4.2)	pp	76.0%	79.7%	(3.7)	pp

Cost of Revenue

Cost of revenue decreased $1.0 million in the third quarter and increased $15.2 million in the first nine months of 2026. The year over year decrease in the third quarter was primarily driven by lower compensation expense of $8.4 million, largely due to lower bonus expense compared to a relatively high level in the prior-year period, partially offset by a $6.6 million increase in certain technology infrastructure costs driven largely by cloud costs associated with the migration from on-premise data centers and costs associated with AI initiatives. The increase in cost of revenue for the first nine months of 2026 was primarily attributable to a $15.6 million increase in technology infrastructure costs, driven by the factors noted above, and an increase of $3.5 million in professional fees. These increases were offset by lower bonus expense of $5.4 million.

Sales and Marketing

Sales and marketing expense increased $2.3 million in the third quarter and $3.3 million in the first nine months of 2026. The increases in the third quarter and first nine months were primarily driven by higher advertising and marketing costs of $5.3 million and $8.2 million, respectively, partially offset by lower compensation expense of $3.8 million and $5.5 million, respectively. Higher advertising and marketing costs were largely attributable to corporate brand activities and the launch of the Game On brand campaign, while lower compensation expense was primarily due to lower salary costs and stock-based compensation expense. A decrease in commission expense also contributed to lower compensation expense during the third quarter of 2026.

General and Administrative

General and administrative expense increased $7.2 million in the third quarter and $31.2 million in the first nine months of 2026. Higher compensation expense of $4.3 million was the largest contributor to the third-quarter increase, driven primarily by $2.6 million of severance expense in certain areas of the business and higher salary costs of $1.2 million. For the first nine months of 2026, higher compensation expense of $19.9 million was the largest contributor to the increase, driven primarily by higher stock-based compensation expense of $10.8 million attributable to strong performance compared to targets as well as higher salary costs and severance expense. Higher facilities-related expenses also contributed to the increases in both periods.

Depreciation and Amortization

Depreciation expense increased $2.0 million in the third quarter and $1.3 million in the first nine months of 2026. Intangible amortization expense increased $4.1 million in the third quarter and $14.3 million in the first nine months of 2026, primarily due to additional amortization of intangible assets acquired in the CRSP acquisition.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2026	2025	Change		2026	2025	Change
Operating income	$167.4	$127.8	31.0%		$483.9	$367.0	31.9%
% of revenue	24.9%	20.7%	4.2	pp	24.4%	20.3%	4.1	pp

Consolidated operating income increased $39.6 million in the third quarter of 2026, reflecting increases in revenue of $54.7 million, partially offset by an increase in operating expense of $14.6 million and a decrease in other operating income of $0.5 million. Operating margin was 24.9%, an increase of 4.2 percentage points compared with the prior year period.

Consolidated operating income increased $116.9 million in the first nine months of 2026, reflecting increases in revenue of $175.7 million and other operating income of $6.4 million, partially offset by an increase in operating expense of $65.2 million. Operating margin was 24.4% in the first nine months of 2026, an increase of 4.1 percentage points compared with the prior year period.

Adjusted Operating Income and Adjusted Operating Margin

We reported adjusted operating income of $189.9 million and $544.4 million in the third quarter and first nine months of 2026, respectively. The table below shows a reconciliation of adjusted operating income to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Operating income	$167.4	$127.8	31.0%	$483.9	$367.0	31.9%
Intangible amortization expense	19.2	15.1	27.2%	59.1	44.8	31.9%
M&A-related expenses	3.3	8.2	(59.8)%	9.1	18.9	(51.9)%
Other non-recurring items	—	(0.5)	NMF	(7.7)	(1.3)	NMF
Adjusted operating income	$189.9	$150.6	26.1%	$544.4	$429.4	26.8%

Morningstar Direct Platform	$104.2	$93.7	11.2%	$295.5	$277.1	6.6%
PitchBook	52.3	52.9	(1.1)%	156.9	158.0	(0.7)%
Morningstar Credit	40.6	28.1	44.5%	120.3	80.0	50.4%
Morningstar Wealth	7.4	3.1	138.7%	20.9	5.3	294.3%
Morningstar Retirement	23.7	16.9	40.2%	62.9	46.9	34.1%
Less: Corporate and All Other (1)	(38.3)	(44.1)	NMF	(112.1)	(137.9)	NMF
Adjusted operating income	$189.9	$150.6	26.1%	$544.4	$429.4	26.8%
___________________________________________________________________________________________
(1) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the three months ended September 30, 2026 and 2025, unallocated corporate expenses were $50.7 million and $47.1 million, respectively. For the nine months ended September 30, 2026 and 2025, unallocated corporate expenses were $148.1 million and $139.0 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

We reported adjusted operating margin of 28.3% in the third quarter and 27.5% in the first nine months of 2026. The table below shows a reconciliation of adjusted operating margin to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Operating margin	24.9%	20.7%	4.2 pp	24.4%	20.3%	4.1 pp
Intangible amortization expense	2.9%	2.5%	0.4 pp	3.0%	2.6%	0.4 pp
M&A-related expenses	0.5%	1.3%	(0.8) pp	0.5%	1.0%	(0.5) pp
Other non-recurring items	—%	(0.1)%	0.1 pp	(0.4)%	(0.1)%	(0.3) pp
Adjusted operating margin	28.3%	24.4%	3.9 pp	27.5%	23.8%	3.7 pp

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Direct Platform

The following table presents results for Morningstar Direct Platform:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$222.5	$211.1	5.4%	$659.8	$619.5	6.5%
Adjusted operating income	$104.2	$93.7	11.2%	$295.5	$277.1	6.6%
Adjusted operating margin	46.8%	44.4%	2.4 pp	44.8%	44.7%	0.1 pp

Morningstar Direct Platform total revenue increased $11.4 million, or 5.4%, for the three months ended September 30, 2026. Revenue grew 6.2% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Data contributed $6.5 million to revenue growth, with revenue increasing 6.0% or 7.8% on an organic basis. The increase in Morningstar Data was driven in part by continued expansion with existing clients supported by new use cases, with strength in the managed investment data and Morningstar Essentials products.

Morningstar Direct contributed $4.3 million to revenue growth, with revenue increasing 5.6% or 5.8% on an organic basis, reflecting increased revenue per license and expansion with existing clients in reporting solutions. Direct licenses were relatively flat compared with the prior-year period.

Morningstar Direct Platform adjusted operating income increased $10.5 million, or 11.2%, and adjusted operating margin increased 2.4 percentage points for the three months ended September 30, 2026.

Morningstar Direct Platform total revenue increased $40.3 million, or 6.5%, for the nine months ended September 30, 2026. Revenue grew 5.4% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Direct Platform adjusted operating income increased $18.4 million, or 6.6%, and adjusted operating margin increased 0.1 percentage points for the nine months ended September 30, 2026.

Morningstar Direct Platform depreciation expense was $9.5 million and $11.3 million for the three months ended September 30, 2026 and 2025, respectively, and $28.2 million and $33.3 million for the nine months ended September 30, 2026 and 2025, respectively.

PitchBook

The following table presents results for PitchBook:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$175.6	$169.0	3.9%	$522.7	$499.2	4.7%
Adjusted operating income	$52.3	$52.9	(1.1)%	$156.9	$158.0	(0.7)%
Adjusted operating margin	29.8%	31.3%	(1.5) pp	30.0%	31.7%	(1.7) pp

PitchBook total revenue increased $6.6 million, or 3.9%, for the three months ended September 30, 2026. Revenue grew 4.0% on an organic basis.

The increase in revenue was primarily driven by strong growth across multiple core client segments in direct data, which continued to expand from a smaller revenue base. PitchBook platform growth slowed with particular softness in the corporate and venture capital client segments, which continued to experience higher churn. PitchBook licensed users grew 4.6% compared to the prior-year period, including the addition of new PitchBook Data Premium Connector licensed users in the quarter associated with a large renewal.

PitchBook adjusted operating income decreased $0.6 million, or 1.1%, and adjusted operating margin decreased 1.5 percentage points for the three months ended September 30, 2026. The decline in adjusted operating margin was primarily due to an increase in compensation and technology infrastructure costs. Higher compensation costs were largely driven by an increase in commissions related in part to several large direct data transactions and an increase in severance expense, while the increase in technology infrastructure costs was driven in part by AI initiatives.

PitchBook total revenue increased $23.5 million, or 4.7% for the nine months ended September 30, 2026. Revenue grew 4.6% on an organic basis.

PitchBook adjusted operating income decreased $1.1 million, or 0.7%, and adjusted operating margin decreased 1.7 percentage points for the nine months ended September 30, 2026. The decline in adjusted operating margin was driven by higher compensation and technology infrastructure costs.

PitchBook depreciation expense was $8.5 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, and $25.2 million and $24.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Morningstar Credit

The following table presents results for Morningstar Credit:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$107.8	$91.1	18.3%	$313.7	$249.1	25.9%
Adjusted operating income	$40.6	$28.1	44.5%	$120.3	$80.0	50.4%
Adjusted operating margin	37.7%	30.8%	6.9 pp	38.3%	32.1%	6.2 pp

Morningstar Credit total revenue increased $16.7 million, or 18.3%, for the three months ended September 30, 2026. Revenue grew 19.1% on an organic basis, supported by a robust issuance. Revenue grew across geographies and asset classes, with particular strength in corporates and US asset-backed and residential mortgage-backed securities ratings.

Morningstar Credit adjusted operating income increased $12.5 million, or 44.5%, and adjusted operating margin increased 6.9 percentage points for the three months ended September 30, 2026. The increase in adjusted operating income and margin reflected revenue growth, partially offset by compensation costs driven by higher salaries due to added headcount to support growth.

Morningstar Credit total revenue increased $64.6 million, or 25.9%, for the nine months ended September 30, 2026. Revenue grew 25.0% on an organic basis. Revenue grew across geographies and asset classes, with particular strength in US structured finance ratings and Canadian corporates.

Morningstar Credit adjusted operating income increased $40.3 million, or 50.4%, and adjusted operating margin increased 6.2 percentage points for the nine months ended September 30, 2026.

Morningstar Credit depreciation expense was $1.5 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $4.3 million and $6.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Morningstar Wealth

The following table presents results for Morningstar Wealth:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$59.4	$62.1	(4.3)%	$177.7	$187.7	(5.3)%
Adjusted operating income (loss)	$7.4	$3.1	138.7%	$20.9	$5.3	294.3%
Adjusted operating margin	12.5%	5.0%	7.5 pp	11.8%	2.8%	9.0 pp

Morningstar Wealth total revenue decreased $2.7 million, or 4.3%, for the three months ended September 30, 2026. Revenue decreased 6.0% on an organic basis. Excluding the impact of sunsetting Morningstar Office, organic revenue would have increased 2.1%, supported by growth in Investment Management, partially offset by lower advertising sales.

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

	As of September 30,
(in billions)	2026	2025	Change
Morningstar Model Portfolios	$56.5	$50.4	12.1%
Institutional Asset Management	5.9	6.0	(1.7)%
Asset Allocation Services	2.4	14.4	(83.3)%
Investment Management (total)	$64.8	$70.8	(8.5)%

Investment Management total revenue increased $4.0 million, or 11.4% on a reported basis for the three months ended September 30, 2026. Revenue increased 9.6% on an organic basis. Morningstar Wealth reported AUMA decreased 8.5% to $64.8 billion compared with the prior-year period, primarily due to the loss of an Asset Allocation Services client in Japan, which accounted for a negligible share of Investment Management revenue. Combined Morningstar Model Portfolio and International Wealth Platform AUMA increased 12.1% to $56.5 billion, largely driven by market appreciation and supported by positive net flows outside the US.

Morningstar Wealth adjusted operating income increased $4.3 million and adjusted operating margin increased 7.5 percentage points for the three months ended September 30, 2026.

Morningstar Wealth total revenue decreased $10.0 million, or 5.3%, for the nine months ended September 30, 2026. Revenue declined 4.1% on an organic basis. Organic revenue growth excludes interim service fees received from AssetMark associated with the company's sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform from the prior-year period, and foreign currency impact. Excluding the impact of sunsetting Morningstar Office, organic revenue would have increased 5.3%, supported by growth in Investment Management, partially offset by lower advertising sales.

Morningstar Wealth adjusted operating income increased $15.6 million and adjusted operating margin increased 9.0 percentage points for the nine months ended September 30, 2026.

Morningstar Wealth depreciation expense was $1.1 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $3.9 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Morningstar Retirement

The following table presents results for Morningstar Retirement:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$41.5	$34.2	21.3%	$118.2	$99.5	18.8%
Adjusted operating income	$23.7	$16.9	40.2%	$62.9	$46.9	34.1%
Adjusted operating margin	57.1%	49.4%	7.7 pp	53.2%	47.1%	6.1 pp

Morningstar Retirement total revenue increased $7.3 million, or 21.3% on both a reported and organic basis for the three months ended September 30, 2026. AUMA, calculated using the most recently available average quarterly or monthly data, increased 12.1% to $333.9 billion compared with the prior-year period primarily due to market gains. Positive net flows, primarily driven by Advisor Managed Accounts, also contributed.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of September 30,
(in billions)	2026	2025	Change
Managed Accounts	$207.0	$184.1	12.4%
Fiduciary Services	77.7	68.2	13.9%
Custom Models/CIT	49.2	45.5	8.1%
Morningstar Retirement (total)	$333.9	$297.8	12.1%

Morningstar Retirement adjusted operating income increased $6.8 million and adjusted operating margin increased 7.7 percentage points for the three months ended September 30, 2026.

Morningstar Retirement total revenue increased $18.7 million, or 18.8% on a reported and organic basis for the nine months ended September 30, 2026.

Morningstar Retirement adjusted operating income increased $16.0 million and adjusted operating margin increased 6.1 percentage points for the nine months ended September 30, 2026.

Morningstar Retirement depreciation expense was $2.3 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $6.8 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

Corporate and All Other revenue increased $15.4 million, or 30.9% on a reported basis, and increased $38.6 million, or 25.8% on a reported basis, for the three and nine months ended September 30, 2026, respectively.

Morningstar Sustainalytics revenue decreased $1.8 million, or 6.4%, for the three months ended September 30, 2026. Organic revenue decreased 5.9%, primarily due to the sunsetting of the second party opinions product. Excluding the sunsetting of the second-party opinions product, organic revenue would have decreased 1.7%.

Morningstar Sustainalytics revenue decreased $5.8 million, or 6.9%, for the nine months ended September 30, 2026. Organic revenue decreased 9.3%, primarily due to the sunsetting of the second party opinions product as well as a decline in revenue from the corporate licensed-rating product. Excluding the sunsetting of the second-party opinions product, organic revenue would have decreased 4.5%.

Morningstar Indexes revenue increased $17.2 million, or 78.9%, for the three months ended September 30, 2026. Organic revenue increased 11.8%. Organic revenue growth excludes revenue associated with the CRSP acquisition and foreign currency impact.

Morningstar Indexes revenue increased $44.4 million or 68.1% for the nine months ended September 30, 2026. Organic revenue increased 7.8%. Asset value linked to Morningstar Indexes increased to $3.6 trillion from $237.5 billion in the prior-year period, driven by the inclusion of $3.3 trillion of assets linked to CRSP indexes, along with market performance and net inflows over the trailing 12 months.

Non-operating expense, net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-Operating Expense, Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest income	$2.4	$2.4	$6.3	$8.8
Interest expense	(20.0)	(9.4)	(54.7)	(28.6)
Other income, net	2.6	2.3	5.7	0.9
Non-operating expense, net	$(15.0)	$(4.7)	$(42.7)	$(18.9)

Interest income reflects interest from our cash, cash equivalents, and investment portfolio. Interest expense mainly relates to the outstanding principal balances under the company's prior credit agreement, the 2025 Credit Agreement, and the 2030 Notes.

Other income, net primarily consists of foreign currency exchange gains (losses) and gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Equity in investments of unconsolidated entities	$1.5	$(0.1)	$0.5	$(3.9)

Equity in investments of unconsolidated entities primarily reflects income and losses from our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Income before income taxes and equity in investments of unconsolidated entities	$152.4	$123.1	$441.2	$348.1
Equity in investments of unconsolidated entities	1.5	(0.1)	0.5	(3.9)
Income before income taxes	$153.9	$123.0	$441.7	$344.2
Income tax expense	$38.4	$31.4	$111.3	$85.1
Effective tax rate	25.0%	25.5%	25.2%	24.7%

Our effective tax rate in the third quarter and first nine months of 2026 was 25.0% and 25.2%, respectively, reflecting a decrease of 0.5 and an increase of 0.5 percentage points compared with the same prior year periods.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines. On January 5, 2026, the OECD announced changes to the model rules to include the “side by side” arrangement, which contains simplification measures as well as an exemption for US parented companies from certain aspects of the Pillar Two regime. The updated model rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on our consolidated financial statements as of September 30, 2026. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted in the US. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had cash, cash equivalents, and investments totaling $524.6 million, compared with $528.7 million as of December 31, 2025, a decrease of $4.1 million.

Cash provided by operating activities is our main source of cash. In the first nine months of 2026, cash provided by operating activities increased 13.5% to $437.9 million and free cash flow increased by 17.8% to $331.5 million.

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

Approximately 87% of our cash, cash equivalents, and investments balance as of September 30, 2026 was held by our operations outside the US, an increase from 81% as of December 31, 2025. We generally consider the accumulated undistributed earnings of most of our foreign subsidiaries to be permanently reinvested. As of September 30, 2026, we identified approximately $91.0 million of accumulated undistributed earnings of certain of our foreign subsidiaries that we anticipate being distributed to the US in 2026. We have recorded a deferred tax liability of $1.4 million on these earnings, mostly for non-US withholding taxes, which will be due at the time of future remittance. Otherwise, we intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On October 31, 2025, the company entered into a senior credit agreement (the 2025 Credit Agreement). The 2025 Credit Agreement provides the company with a multi-currency credit facility with a borrowing capacity of up to $1.5 billion, including a five-year $750.0 million revolving credit facility (the 2025 Revolving Credit Facility), a five-year delayed draw term facility of up to $375.0 million (the 2025 A-1 Facility), and a three-year term facility of up to $375.0 million (the 2025 A-2 Facility and, together with the 2025 A-1 Facility, the 2025 Term Facility; and, together with the 2025 Revolving Credit Facility, the 2025 Facility). The 2025 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the 2025 Revolving Credit Facility.

As of September 30, 2026, the total outstanding debt under the 2025 Credit Agreement was approximately $1.3 billion, net of debt issuance costs, including $365.6 million drawn under the 2025 A-1 Facility, $375.0 million drawn under the 2025 A-2 Facility, and $590.0 million drawn under the 2025 Revolving Credit Facility. The company's borrowing availability includes $160.0 million under the 2025 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we issued and sold $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under a prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of September 30, 2026, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.2 million.

Compliance with Covenants

Each of the 2025 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated net funded indebtedness (in the case of the 2025 Credit Agreement) or consolidated funded indebtedness (in the case of the 2030 Notes) to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2026, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.8x.

Dividend

On June 18, 2026, our board of directors approved a regular quarterly dividend of $0.50 per share, or $18.5 million, payable on October 31, 2026 to shareholders of record as of October 9, 2026. We paid $57.6 million in dividends during the nine months ended September 30, 2026.

Leases

As of September 30, 2026, the company had executed operating lease agreements for office space in London, Chicago, and Frankfurt that had not yet commenced. These leases represent aggregate future lease obligations of approximately $178.0 million. For further information, see Note 10 of the Notes to our Unaudited Consolidated Financial Statements.

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

For the three months ended September 30, 2026, we repurchased a total of 486,573 shares for $100.0 million. For the nine months ended September 30, 2026, we repurchased a total of 2,777,829 shares for $500.0 million. As of September 30, 2026, we have repurchased a total of 4,180,678 shares for $800.0 million under the Share Repurchase Program, leaving $200.0 million available for future repurchases.

Other

For the nine months ended September 30, 2026, we paid $359.6 million, net of cash acquired, related to the acquisition of CRSP. For the nine months ended September 30, 2025, we paid $39.1 million, net of cash acquired, related to the acquisitions of DealX and Lumonic Inc.

We expect to continue making capital expenditures for the remainder of 2026, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

The table below shows a reconciliation of free cash flow to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Cash provided by operating activities	$190.7	$195.7	(2.6)%	$437.9	$385.7	13.5%
Capital expenditures	(35.3)	(35.6)	(0.8)%	(106.4)	(104.4)	1.9%
Free cash flow	$155.4	$160.1	(2.9)%	$331.5	$281.3	17.8%

We generated free cash flow of $155.4 million in the third quarter of 2026 compared with $160.1 million in the third quarter of 2025. The change reflects a $5.0 million decrease in cash provided by operating activities and a $0.3 million decrease in capital expenditures compared to the prior-year period. The decrease in operating cash flow and free cash flow in the third quarter of 2026 was mainly due to higher cash earnings being more than offset by less favorable working capital movements compared with the prior-year period.

We generated free cash flow of $331.5 million in the first nine months of 2026 compared with $281.3 million in the first nine months of 2025. The change reflects a $52.2 million increase in cash provided by operating activities and a $2.0 million increase in capital expenditures compared to the prior-year period. Cash provided by operating activities increased due to higher cash earnings. Free cash flow increased in the first nine months of 2026 due to higher cash earnings, offset by increases in working capital and an increase in capital expenditures compared with the prior-year period due in part to spending related to office refreshes across geographies.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended September 30, 2026 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2026, our cash, cash equivalents, and investments balance was $524.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable SOFR plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR would have a $13.3 million impact on our interest expense based on our outstanding principal balance and SOFR at September 30, 2026.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the US. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2026:

	Nine months ended September 30, 2026
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in US dollars as of September 30, 2026	0.6964	1.3262	0.7042	1.1344	n/a

Percentage of revenue	2.8%	7.3%	6.8%	6.2%	5.0%
Percentage of operating income (loss)	4.6%	(1.5)%	11.5%	7.9%	(7.8)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(5.4)	$(14.2)	$(13.1)	$(11.9)	$(9.6)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(2.2)	$0.7	$(5.4)	$(3.7)	$3.7

The table below shows our net investment exposure to foreign currencies as of September 30, 2026:

	As of September 30, 2026
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$80.4	$278.7	$248.5	$279.7	$264.3
Less: liabilities	(27.6)	(53.9)	(52.9)	(99.0)	(126.7)
Net currency position	$52.8	$224.8	$195.6	$180.7	$137.6

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.3)	$(22.5)	$(19.6)	$(18.1)	$(13.8)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report and in Part II, "Item 1A, Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as well as other risks described in this Report, when deciding whether to invest in our common stock or otherwise evaluating our business. If any of those risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider immaterial to our operations. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our Annual Report other than as provided herein.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended September 30, 2026. Refer to Note 14 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
July 1, 2026 - July 31, 2026	—	$—	—	$300,017,898
August 1, 2026 - August 31, 2026	198,337	211.75	198,337	$258,019,823
September 1, 2026 - September 30, 2026	288,236	201.23	288,236	$200,018,082
Total	486,573	$205.52	486,573
_______________________________________
(a) Repurchases effected pursuant to the $1.0 billion 3-year share repurchase program effective October 31, 2025 (announced October 29, 2025).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2026, none of the company's executive officers and directors adopted or terminated a "Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the SEC on October 28, 2026 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

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

MORNINGSTAR, INC.

Date: October 28, 2026	By:	/s/ Michael Holt
Michael Holt
Chief Financial Officer (principal financial officer)